Form 10-K405
period 1999-12-31
RETEK INC
filed 2000-03-15
CIK 1094360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-28121

                            ------------------------

                                   RETEK INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                      MIDWEST PLAZA                    51-0392671
(STATE OR OTHER JURISDICTION OF  801 NICOLLET MALL, 11TH FLOOR         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)       MINNEAPOLIS, MN 55402            IDENTIFICATION NO.)
                                        (612) 630-5700

    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $417,601,934 as of March 1, 2000, based upon the closing price of $64.25 on the Nasdaq National Market reported on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 1, 2000, the number of shares of common stock outstanding was 46,502,778.

     DOCUMENTS INCORPORATED BY REFERENCE: Information required by Part III of this document is incorporated by reference to certain portions of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be held May 16, 2000 (to be filed).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   RETEK INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     INDEX

PART I......................................................    3
  Item 1: Business..........................................    3
  Item 2: Property..........................................   13
  Item 3: Legal Proceedings.................................   14
  Item 4: Submission of Matters to a Vote of Security
     Holders................................................   14
PART II.....................................................   14
  Item 5: Market for Registrant's Common Equity and Related
     Stockholder Matters....................................   14
  Item 6: Selected Consolidated Financial Data..............   15
  Item 7: Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   15
  Item 7A: Qualitative And Quantitative Disclosures About
     Market Risk............................................   28
  Item 8: Financial Statements and Supplementary Data.......   29
  Item 9: Changes In and Disagreements With Accountants on
     Accounting and Financial Disclosure....................   29
PART III....................................................   29
  Item 10: Directors and Executive Officers of the
     Registrant.............................................   29
  Item 11: Executive Compensation...........................   29
  Item 12: Security Ownership of Certain Beneficial Owners
     and Management.........................................   29
  Item 13: Certain Relationships and Related Transactions...   30
PART IV.....................................................   30
  Item 14: Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................   30

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains forward-looking statements in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A -- Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements relate to future events or the Company's future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual future results.

                                     PART I

ITEM 1:  BUSINESS

GENERAL

     The Company provides Internet-based, business-to-business software solutions for retailers and their trading partners. The Company's software offers a retail focused solution that incorporates technology that can predict customer demand and behavior, which the Company refers to as predictive technology. The Company's software solutions enable retailers to use the Internet to communicate and collaborate efficiently with their suppliers, distributors, wholesalers, logistics providers, brokers, transportation companies, consolidators and manufacturers. The Company seeks to further enhance the ability of retailers to interact with their supply chain through retail.com, which the Company believes is the first electronic commerce network providing collaborative business-to-business software solutions to the retail industry.

     The Company markets its software solutions through its direct and indirect sales channels primarily to retailers who sell to their customers via traditional retail stores, catalogs and/or Internet-based store fronts. To date, the Company has licensed its solutions across a variety of retail industry sectors to over 100 retailers. The Company expects its retail.com network offering to extend its target market by making its solutions available to small and mid-sized retailers and their trading partners.

     On November 23, 1999, the Company completed its initial public offering. Prior to the completion of its initial public offering, the Company was a wholly-owned subsidiary of HNC Software, Inc. (HNC), a business-to-business software company that develops and markets predictive software solutions. HNC currently owns approximately 86.0% of the Company's outstanding common stock. HNC has informed the Company that it is HNC's current intention to distribute pro rata to its stockholders, as a dividend, all of the shares of the Company's common stock that HNC owns, subject to the satisfaction and fulfillment of several conditions, including the receipt of a written ruling from the Internal Revenue Service that the distribution qualifies for tax-free treatment under
Section 355 of the Internal Revenue Code. However, HNC has the sole discretion to determine whether it will carry out the distribution, and if the distribution is carried out, the timing, structure and terms of the distribution.

     The Company was originally incorporated in Ohio in 1985 as Practical Control Solutions, Inc. ("PCS"), which was renamed Retek Logistics, Inc. in April 1999. In September 1999, Retek Logistics, Inc. was reincorporated as a Delaware corporation and renamed Retek Inc. The Company's principal executive office is located at Midwest Plaza, 801 Nicollet Mall, 11th Floor, Minneapolis, MN 55402, and its telephone number is (612) 630-5700. The Company's common stock is listed on the Nasdaq National Market under the symbol "RETK". All references in this Annual Report on Form 10-K to the "Company," the "Registrant" or "Retek" refer to Retek Inc. and its consolidated subsidiaries.

RETEK SOLUTION

     Most large and mid-sized retailers have historically relied upon custom-built systems, typically developed internally, to manage their interactions with trading partners and customers. Many of these systems use 1970s mainframe technology, are not Internet-based, and do not permit collaboration among the retailer's partners, suppliers and other members of the supply chain. More recently, retailers have begun to purchase packaged solutions with a specific retail industry focus. These products typically lack the scalability required by larger retailers and are not Internet-based. Being "scalable" means being able to support growth in customers, products and stores. Enterprise resource planning systems have also been adopted on a limited scale. These complex systems are expensive to implement and maintain, typically lack the scalability required by retailers, and do not have a specific retail industry focus. Recently introduced business-to-business electronic commerce products do not offer specific retail industry focus and typically lack the scalability and integration required by retailers.

     The Company believes that a market opportunity exists to provide retailers with a business-to-business software solution that is Internet-based, collaborative and designed specifically for the retail industry. This solution should be easy-to-use, leverage a retailer's existing investments in information technology and be flexible enough to meet the specific needs of a particular retail sector, such as fashion, mass merchandise, food and drug. In addition, the solution should be highly scalable to process and analyze vast amounts of customer sales and supplier performance data unique to the retail industry.

     The Company has developed and deployed Internet-based, business-to-business software solutions that enable retailers to manage the entire retail supply chain. The key features of the Company's software solutions are:

     - Collaborative retail supply chain. The Company's solutions electronically link retailers with their trading partners to facilitate collaboration across all aspects of the supply chain, from the initial prediction of customer demand through product design and manufacturing, to inventory management. The Company believes that by facilitating this collaboration, it will enable retailers to reduce unnecessary costs and time-to-market, while increasing product quality and improving margins.

     - Robust, predictive and analytic technologies. The Company's solutions provide advanced predictive tools to process and analyze the vast amounts of data available to retailers. The Company's unique, proprietary technologies enable retailers to identify patterns in data that may not otherwise be visible. This information helps the Company's customers reduce inventories, increase marketing effectiveness and improve customer satisfaction.

     - Internet-based, easy-to-use and rapidly deployable solutions. The Company's Internet-based software solutions are easy to use and rapidly deployable. Retailers and their trading partners can access the Company's software from any desktop with an Internet interface, and the Company's software can be made available to all employees. Furthermore, because the Company's software solutions are Internet-based, their deployment can reduce capital infrastructure and maintenance costs.

     - Highly scalable and retail sector focused. The Company's Internet-based solutions are built specifically to address the unique scalability requirements of the retail industry. In addition, the Company has developed solutions that meet the specific requirements of particular retail sectors, including fashion, mass merchandise, food and drug.

STRATEGY

     The Company's objective is to be the leading provider of Internet-based, business-to-business software solutions for retailers and their trading partners. As the retail supply chain evolves into an electronic network, the Company seeks to further enable its customers to better manage, organize and drive efficiencies through this network. Key elements of the Company's strategy include:

     - Extending the Company's Internet-based, business-to-business collaborative software solution, principally through the introduction of the Company's retail.com network. By leveraging the Company's technological advantages, customer base and retail expertise, the Company intends to make retail.com the electronic commerce network for business-to-business commerce among retailers and their trading partners. The retail.com network is designed to provide a single point of access for all members of the retail supply chain and offer a broad range of software solutions that enable a rich and collaborative information exchange between retailers and their trading partners. This Internet-based, retail focused, business-to-business software solution permits interactive collaboration on the wide range of supply and demand chain issues that retailers encounter.

     - Introducing existing customers to a broader offering of the Company's software solutions. The Company intends to expand the use of its products within existing client accounts. The Company has sold its software solutions products to more than 100 retailers, primarily large companies, across a range of retail sectors. The Company intends to further penetrate these accounts by cross-selling its other software solutions or suites of software solutions, all of which are independently deployable, and by introducing clients to the new collaborative software solution offering at retail.com.

     - Leveraging the Company's experience in retail. The Company will continue to leverage its expertise in providing solutions to retailers. Since its formation, the Company has developed and deployed software solutions designed specifically for retailers. The Company's solutions address the need of retailers to process and track the millions of transactions they complete with their consumers and to communicate and transact business with their large, geographically diverse supply chain members. This focus on the retail industry permits the Company to constantly update and expand its offerings and to effectively develop new technologies to address the specific needs of the retail industry.

     - Expanding the Company's relationship with implementation and hosting partners. The Company has established relationships with large, international system integrators and consulting firms, such as Andersen Consulting and KPMG. These firms provide sales leads, implementation expertise and valuable third party endorsement of the Company's software solutions. The Company plans to expand these relationships to increase its capacity to sell and implement its solutions. Systems integrators and consulting firms have a strong influence on software purchasing decisions within large companies, and they are increasingly seeking Internet-based collaborative software solutions that allow them to satisfy their clients' needs more rapidly than they can through customized product development. In addition, the Company intends to continue to offer its software solutions through Internet-based applications service providers for retailers that want a third party to host their solutions. The Company believes that the application service provider option will be particularly attractive to pure electronic commerce retail companies, as well as to small and mid-sized retailers that typically have limited internal information technology resources.

     - Extending the Company's technological leadership. The Company intends to increase its technological and product leadership by enhancing the core functionality and high performance analytic features of its products. The Company believes that its software solutions, derived from the proprietary analytic and predictive technology of HNC and enhanced by the Company's research scientists, provide the Company with a first mover advantage and an essential basis for the comprehensive Internet solution of retail.com. The Company intends to continue to devote substantial resources to the development of new and innovative Internet-based products for business-to-business retail solutions and to continue to incorporate emerging Internet technologies. In addition, by implementing and actively promoting new industry standards, the Company intends to facilitate widespread adoption of its solutions by retailers.

PRODUCTS

     The Company has developed and deployed Internet-based, business-to-business software solutions that address the entire retail operation. The Company's software solutions allow retailers to effectively manage their demand and supply chain processes, getting the right product in the right place at the right time at the right price. The Company's principal software solutions consist of four integrated, but independently deployable, components, which are accessed via an Internet browser and can be hosted by an individual organization or applications service provider.

  Transaction Solution

     Transaction Solution is the Company's core suite of retail business applications providing comprehensive operational management tools. This suite of software solutions provides the foundation of operational support and process execution across the retail enterprise, with the scalability needed to support the mission-critical operations of many of the world's large retailers. The Internet-based design of these solutions helps reduce the cost of supporting store employees, while improving customer service. In addition, the Company's Transaction Solution is designed to ensure the integrity of the data used by the Company's decision support and predictive solutions.

---------------------------------------------------------------------------------------------
           PRODUCTS                                      FEATURES
---------------------------------------------------------------------------------------------
  Retek Merchandising System       - Provides the core inventory control and merchandise
                                     management functions that support the retail
                                     process
  Retek Trade Management           - Enables retailers to manage the global import
                                     process
  Retek Distribution Management    - Automates the entire warehousing process
  Retek Store Operations           - Electronically links store employees to corporate
                                     data through radio-frequency hand-held devices and
                                     intranets
---------------------------------------------------------------------------------------------

  Decision Support Solution

     Decision Support Solution is the Company's suite of job-specific data analysis and exception management tools. This suite of software solutions supports flexible, multidimensional access to built-in, retail-specific performance measures. Retailers can analyze large volumes of customer sales and supplier performance data by using the packaged data warehouse software, which allows rapid deployment and return on investment. This suite of solutions generates rule-based reports that highlight unusual or novel information, permitting retailers to develop business solutions quickly.

------------------------------------------------------------------------------------------------
          PRODUCTS                                       FEATURES
------------------------------------------------------------------------------------------------
  Retek Data Warehouse          - Provides flexible, job-specific tools to assist retailers in utilizing and analyzing their data to effectively manage their business and share key information with suppliers
  Active Retail Intelligence    - Generates and distributes rule-based exception reports
                                  and enables responses, including automated responses, to
                                  the exceptions to produce rapid resolution of performance
                                  problems
------------------------------------------------------------------------------------------------

  Predictive Solution

     Predictive Solution is the Company's suite of predictive technologies designed to analyze the huge volume of customer sales and supplier performance data, optimizing the demand and supply chains to minimize inventory costs and maximize sales. By applying advanced algorithms to the mass of data processed by retailers each day, the Company's Predictive Solution is able to identify high value information which supports one-to-one customer marketing, helps manage customer relationships and optimize supply chain management. Analysis of the combinations of products bought in each retail customer transaction can assist retailers in identifying opportunities for increasing sales and the effectiveness of promotions and reducing the cost of markdowns and unnecessary inventory.

----------------------------------------------------------------------------------------------
           PRODUCTS                                      FEATURES
----------------------------------------------------------------------------------------------
  Retek Behavior Profiler         - Enables retailers to cluster and segment their
                                    customer and market basket data, uncovering meaningful
                                    and valuable relationships between products and
                                    customers
  Retek Demand Forecasting        - Moves beyond traditional time-series techniques to
                                    tie events and causal factors, such as promotions, to
                                    daily forecasts of individual product demand at each
                                    store or selling channel
  Retek Replenishment             - Uses optimization and simulation techniques to set up
  Optimization                      and maintain efficient inventory replenishment systems
----------------------------------------------------------------------------------------------

  Business-to-Business Collaborative

     Business-to-Business Collaborative Solution is the Company's suite of software solutions that supports specific retail business processes and is provided on retail.com, a business-to-business electronic commerce network that the Company began operating on September 26, 1999. The Company believes that retail.com is the first electronic commerce network for the retail trading community. The network is designed to provide a single point of access for all members of the retail supply chain and offer a broad range of software solutions that enable a rich and collaborative information exchange between retailers and their trading partners.

     The Company's retail.com solution is designed to allow organizations to increase the speed and effectiveness of complex processes by providing a new collaborative approach to traditional retail challenges. The Company currently offers critical path, merchandise assortment planning, and design process event tracking software solutions to all members of the retail.com network. The Company intends to launch additional software solutions and new services on the retail.com network. These additional software solutions and services are being designed to increase revenue as well as the utility and attractiveness to retailers of the retail.com network. Using this solution, which is available for immediate use with no implementation, support or hardware costs, retailers can quickly improve performance and reduce costs.

------------------------------------------------------------------------------------------------
             PRODUCTS                                        FEATURES
------------------------------------------------------------------------------------------------
  retail.com WebTrack                  - Enables users to publish and share a critical path
                                         on the Internet, improving collaboration and
                                         effectively shortening time scales and reducing
                                         costs
  retail.com Design                    - Provides an interactive network to parties
                                         involved in the product design process, reducing
                                         product development times and improving
                                         efficiency.
  retail.com Private Label Exchange    - Continues the collaboration process by making
                                         possible direct purchases from suppliers,
                                         competitive bids for desired products and
                                         participation in online exchanges.
  retail.com Assort                    - Powers Internet-based assortment planning leading
                                         to increased collaboration early in the
                                         buying/production process. Enhances a retailer's
                                         ability to properly serve stores and customers.
  retail.com Intelligence Center       - Provides personalized information impacting
                                         retailers, including real time monitoring of
                                         external and internal events, market trends and
                                         performance management.
------------------------------------------------------------------------------------------------

SERVICES

     The Company provides its customers with consulting and technical support or maintenance services.

     - Consulting services consist primarily of technical and implementation services and customization of the Company's products for a customer's specific needs. These services are customarily billed at a fixed daily rate plus out-of-pocket expenses. The Company has vendor-specific objective evidence of fair values for these consulting services and recognizes revenue as these services are performed.

     - Technical support or maintenance services consist primarily of customer support services after implementation of the Company's solutions. Revenue from technical support or maintenance services is recognized on a straight-line basis over the contract period.

     The Company also provides strategic technical advisory services after the delivery of its products. By providing project management level support to the Company's customers in their dealings with third party integrators, these strategic technical advisory services are designed to help the Company's customers exploit the full value and functionality of the Company's products. Under licenses where these strategic technical advisory services are provided, license fee and services revenues are recognized as these services are performed over the contract period.

     The Company's services range from technical and implementation support to business benefit realization consulting, which assists retailers in utilizing the Company's software solutions to optimize their potential benefits. The Company offers high-quality, timely, technical support to customers via phone, e-mail and the Internet. Additionally, the Company publishes online versions of manuals, release notes and updates to existing documentation. The Company provides a number of training programs in the United

States. Courses cover topics such as technical architecture, business use of the merchandizing functionality and development standards and methodology.

CUSTOMERS

     The Company markets its software solutions primarily to retailers who sell to their customers via traditional retail stores, catalogs and/or Internet store fronts. Historically, the Company has focused on organizations with gross sales in excess of $500 million a year. The Company markets across all formats of retailing, including fashion, department stores, catalog and consumer direct, specialty retailers, mass merchandise retailers and food, drug and convenience stores. The Company expects the recent launch of its retail.com network to extend its target market, allowing small and mid-sized retailers and suppliers of all sizes to take advantage of its solutions. During fiscal year 1999, the Company had one customer who accounted for 13.6% and another who accounted for 10.8% of total revenues.

GOVERNMENT CONTRACTS

     No material portion of the Company's business is subject to renegotiation of profits or termination of contract or subcontracts at the election of the government.

TECHNOLOGY CHARACTERISTICS

     The Company seeks to develop innovative software solutions by combining its retail industry and application knowledge and its strategy of partnering with technology market leaders. Although the Company makes extensive use of a broad range of technologies, it takes advantage of two key technologies:

          Internet Architecture. The Oracle toolset provides the Company with an Internet-based, scalable foundation for its software solutions. By leveraging the Company's applications framework into a unified architecture, the Company is able to focus on creating additional business functionality in its solutions, rather than building and maintaining complex infrastructure code. As a global alliance partner of Oracle, the Company's core development team works very closely with the Oracle technology group to take advantage of the latest features of the 8i database, the developer toolset, and the advances being driven by the Oracle mobile computing group. In addition, the Company's use of Sun Microsystems' Java programming language allows it to deliver software that is portable and efficient, as well as easy to internationalize and reconfigure.

          Predictive Algorithms. The Company's team of research scientists has expanded and tailored HNC's predictive technologies to fit the retail world. These technologies are able to analyze vast amounts of retail data, recognize and model complicated and sometimes subtle patterns, and apply these models to predicting and understanding the retail environment. The predictive algorithms the Company relies on include:

        - Hybrid Forecasting Models. The solution to many retail problems relies on good forecasting. Forecasting enhances such functions as store and warehouse replenishment, promotional planning, supplier collaboration, markdown reduction, merchandise and assortment planning and labor scheduling. The Company's hybrid forecasting models were designed specifically for retail problems, and use hybrids of standard techniques, as well as internally developed methods. The models use hierarchical time series techniques, filtering techniques, regression-based causal forecasting, and exception management to provide a platform that may be applied to all of the previous functions.

        - Context Vectors. Context vectors can automatically categorize unstructured information, providing insight from a previously inaccessible data source. This allows the Company's solutions to extract different dimensions from a retailer's data, allowing actionable information to be unlocked in the key areas of store profiling, single-customer transaction analysis and customer segmentation.

        - Simulation. Simulations are used to model systems that are too complex for basic mathematical algorithms. The Company uses simulation to optimize store and warehouse replenishment. Unlike textbook generalizations and assumptions, the modeling provided by the Company's solutions simulates the entire replenishment process, enabling the Company to optimize the variables that affect the replenishment process.

     In addition, the Company licenses the ACUMATE component software from Lucent to serve as a foundation for Retek Demand Forecasting and the DSS Web software from MicroStrategy to serve as a user-interface for Retek Data Warehouse. In each case, the Company selected this third party software because it has properties that are particularly appropriate to the function of the specific solution into which it has been integrated by the Company.

STRATEGIC ALLIANCES

     The Company has worked with Oracle to establish Oracle Retail(TM), which provides a single source of technology products, implementation services and support to target the world's largest retailers. Oracle Retail(TM) combines the Company's solutions with Oracle's financial applications to provide customers with a scalable Internet-based solution for the retail industry worldwide.

     The Company has developed strategic relationships with various system integrators that assist the Company with sales lead generation by recommending that their clients purchase the Company's software solutions. Additionally, these system integrators provide a range of services to the Company's customers, including project implementation services and first-line technical support. The Company has certified and trained system integrators for the implementation and operation of the Company's solutions at Andersen Consulting, Deloitte & Touche, IBM, and KPMG.

     In addition to providing implementation and support services for the Company's software solutions, Andersen Consulting has dedicated full-time consultants to help the Company in research and development and custom modifications. This allows the Company to rapidly expand its research and development efforts without incurring the costs associated with hiring additional staff internally.

SALES, MARKETING AND DISTRIBUTION

     The Company markets and sells its software solutions worldwide through a combination of a direct sales force, resellers and distributors. The Company's worldwide direct sales, marketing and business development organizations consisted of 102 individuals as of December 31, 1999.

     The Company's sales, marketing and distribution approaches are designed to help customers understand both the business and technical benefits of the Company's software solutions. The Company conducts a variety of marketing programs worldwide to educate its target market, create awareness and generate leads for its solutions. To achieve these goals, the Company has engaged in marketing activities including e-business seminars, direct mailings, print and online advertising campaigns and trade shows. These programs are targeted at key information technology executives and business users, as well as chief information officers and other senior executives.

     Markets outside the United States are currently served by the Company's direct sales offices in the United Kingdom, Canada, France, Germany, Australia, Japan and South Africa. In addition, the Company has established distribution relationships with Itochu Techno-Science Corporation and KPMG, which distribute the Company's software solutions in Japan and Australia, respectively.

     There was no material backlog of orders as of December 31, 1999.

     Financial information concerning the Company for each of the three fiscal years ended December 31, 1999, 1998 and 1997, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of the Company's consolidated revenue in any one of those periods and information with respect to the Company's operations by geographic area, is set forth in the consolidated financial statements and the notes thereto in Item 14 of this Annual Report on Form 10-K beginning on page 30.

RESEARCH AND DEVELOPMENT

     The Company's research and development group has been a critical component of the Company's overall success. The Company believes that it has built a reputation for delivering on its solution commitments in a timely manner. As of December 31, 1999, the research and development group was comprised of 228 individuals in Atlanta, Cincinnati, and Minneapolis. In addition, the Company has developed close alliances with a number of consulting companies to provide additional staffing. These relationships allow the Company to increase its development capacity as quickly as necessary to address new market and product demand.

     The majority of the Company's research and development group is organized around product offering teams. Each of these teams is responsible for the product management processes, strategy and release path, delivery, and support of its respective applications. In addition to these product offering teams, a centralized enterprise team within research and development is responsible for maintaining consistency across the products teams with respect to quality assurance and testing processes, documentation, application architecture, and methodology.

     The success of the research and development group is based on a consistent and well-defined development methodology. This methodology enables the delivery of high-quality products in a timely and predictable manner. It involves the traditional checkpoints of development processes such as business requirements, functional and technical specifications, unit, string and integration test plans, and regression analysis. In addition, the Company uses a highly interactive review process to engage future users of the product in the product release cycle through iterative prototypes to ensure the application design goal is met.

     In addition to predictable delivery cycles, speed to market is critical to the Company's success. The Company believes that it has effectively used build, buy, and partner strategies over the past several years to expand the Company's solution offerings. The key in using each of these strategies is the consistency in the underlying technologies and an overall application architecture that allows modular design and development.

     Research and development expenses were $9.5 million in 1997, $12.9 million in 1998 and $22.6 million in 1999. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company intends to continue to increase the absolute amount of its research and development expenses.

COMPETITION

     The market for business-to-business software solutions is new, intensely competitive and rapidly evolving. The Company expects competition to continue to increase both from existing competitors and new market entrants. The Company encounters current competition from a number of different sources, including such providers of supply chain software products as i2 Technologies, SAP, Manhattan Associates and JDA Software Group. As the Company develops its global business-to-business electronic commerce network, it expects to face potential competition from business-to-business electronic commerce companies, including Ariba and Commerce One. The Company believes that its ability to compete depends on many factors both within and beyond its control, including:

     - the ease of use, performance, features, price and reliability of its solutions as compared to those of its competitors;

     - the timing and market acceptance of new solutions and enhancements to existing solutions developed by the Company and its competitors;

     - the quality of the Company's customer service; and

     - the effectiveness of the Company's sales and marketing efforts.

     The Company believes that it currently competes favorably with respect to these factors. In particular, the Company believes that its products are better than those of its competitors in their ease of use, performance, features and reliability. In addition, the Company has in the past introduced new solutions and enhancements to its existing solutions in a timelier manner than its competitors. The Company's prices are generally higher than its competitors reflecting, the Company believes, the added value of its software solutions. Because the market for business-to-business software solutions is new, intensely competitive and rapidly evolving, the Company cannot be assured that it will maintain its competitive position against current and potential competitors, especially those with greater name recognition and greater financial, marketing and other resources.

PROPRIETARY RIGHTS AND LICENSING

     The Company's success and ability to compete are dependent in part on its ability to develop and maintain the proprietary aspects of its technology. The Company relies on a combination of trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of its technology. The Company seeks to protect its source code for its software, documentation and other written materials under trade secret and copyright laws. The Company licenses its software under signed license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, the Company seeks to avoid disclosure of its intellectual property by requiring employees and consultants with access to its proprietary information to execute confidentiality agreements with the Company and by restricting access to its source code.

     The Company relies on technology that it licenses from third parties, including software that is integrated with internally developed software and used in its line of products to perform key functions. For example, the Company licenses the ACUMATE component software from Lucent and the DSS Web software from MicroStrategy. Each of these licenses is non-exclusive, worldwide and royalty-based. Each license has a term of one year and renews automatically unless notice of termination is given by either party. The royalties the Company paid Lucent and MicroStrategy under these licenses were, in each case, less than 5% of the Company's total revenue in each of the 1999 and 1998 fiscal years. In addition, the Company has entered into a technology license agreement with HNC, giving it a license to specified HNC predictive technology. This license is non-exclusive, non-transferable, worldwide, perpetual and royalty-free. If the Company is unable to continue to license any of this software, it will face delays in releases of its software until equivalent technology can be identified, licensed or developed, and integrated into its current product. These delays, if they occur, could seriously harm the Company's business.

     There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that the Company or its current or potential future software solutions infringe on their intellectual property. The Company expects that software product developers and providers of electronic commerce products will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could seriously harm its business.

ENVIRONMENTAL MATTERS

     The Company is in compliance with federal, state and local provisions which have been enacted or adopted relating to the protection of the environment. Compliance with these provisions does not have any material effect upon the capital expenditures, earnings and competitive position of the Company.

EMPLOYEES

     At December 31, 1999, the Company had a total of 461 employees, 417 of whom were based in North America and 44 of whom were based in Europe, Asia, Australia and other countries. Of the total, 228 were in research and development, 102 were engaged in sales, marketing and business development, 89 were engaged in consulting services, customer support and training, and 42 were in administration and finance. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

     The names of the Company's executive officers and certain information regarding these persons, including their ages as of January 15, 2000, are set forth below:

NAME                                   AGE                           POSITION
-------------------------------------  ---   --------------------------------------------------------
John Buchanan........................  43    Chairman, and Chief Executive Officer
Gordon Masson........................  44    President, Core Applications
Jeremy P.M. Thomas...................  57    President, retail.com
John L. Goedert......................  34    Senior Vice President, Core Applications
Gregory A. Effertz...................  37    Vice President, Finance & Administration, Chief
                                             Financial Officer, Treasurer, and Secretary
David A. J. Bagley...................  35    Vice President, Product Strategy & Marketing
James Mattecheck.....................  41    Senior Vice President, retail.com
Victor Holysh........................  41    Vice President, Operations
Duncan B. Angove.....................  33    Vice President, E-Business

     John Buchanan joined the Company in May 1995 and is currently the Company's chairman and chief executive officer. From October 1991 to May 1995, he served as president of Transpacific Information Systems Inc., a technology investment company principally involved in introducing internationally developed software products into North America. Mr. Buchanan also serves on the board of directors of Mediconsult.com, Inc., a company that provides patient oriented healthcare information and services on the Internet. Mr. Buchanan holds a Bachelor of Commerce degree in Accounting and Computer Systems from the University of Otago, New Zealand.

     Gordon Masson joined the Company in August 1995 and is currently the Company's president, core applications. From August 1995 to July 1999, he served as the Company's senior vice president, sales. Prior to joining the Company, from 1983 to 1995, Mr. Masson was with Comshare, Inc., a decision support software company, serving most recently as vice president. Mr. Masson holds a BACC degree in Accounting and Law from Glasgow University and he is a certified chartered accountant.

     Jeremy P.M. Thomas joined the Company in October 1999 as president, retail.com. From August 1997 to October 1999, Mr. Thomas served as managing director and a director of WebTrak Limited, a company that specializes in developing Internet solutions for retailers and which we acquired in October 1999. Mr. Thomas served as a director of TSL Limited, a company that specializes in software testing from October 1997 to October 1998, and as TSL's chairman from January 1998 to October 1998. From January 1994 to January 1998, Mr. Thomas served as a director of Drawitem Limited, a company that specializes in software products and services. During the period from January 1994 to July 1997, Mr. Thomas also served as chief executive officer and a director of Workspace Corporation, a corporation that develops collaborative software. Mr. Thomas holds a Bachelor of Science degree in Physics from the University of Southampton.

     John L. Goedert joined the Company in June 1996 as senior vice president, research and development. From 1987 to 1996, Mr. Goedert was with Andersen Consulting's Consumer Products

Practice, specifically in retail and distribution, serving most recently as senior manager. Mr. Goedert holds a Bachelor of Business Administration in Finance from Iowa State University.

     Gregory A. Effertz joined the Company in March 1997 as vice president, finance and administration and chief financial officer. From 1988 to 1997, Mr. Effertz was with American Paging, Inc., a paging service provider, serving most recently as executive director, sales and marketing, corporate controller and treasurer. Mr. Effertz is a certified public accountant certificate holder and holds a Bachelor of Business Administration in Accounting and Management Information Systems from the University of Wisconsin -- Eau Claire.

     David A. J. Bagley joined the Company in May 1997 as vice president, services and is currently vice president, product strategy and marketing. From 1989 to 1997, Mr. Bagley was with Andersen Consulting's Consumer Products Practice, serving most recently as senior manager. Mr. Bagley holds a Master of Arts in Classics from St. Anne's College, Oxford University.

     James Mattecheck joined the Company in November 1999 as senior vice president, retail.com. Prior to joining the Company, Mr. Mattecheck served in various capacities with Oracle Corporation. During 1999, he served as the group vice president responsible for Oracle's Consumer Vertical Worldwide. Mr. Mattecheck played an important role in the evaluation, development, and sale of Oracle's retail and consumer products. From 1998 to 1999, he was vice president of Oracle's Consumer Products Group (CPG) and retail sales and from 1997 to 1998 he was vice president of sales for CPG. From 1995 to 1997, Mr. Mattecheck was regional manager for all Northwest verticals. Mr. Mattecheck holds a Bachelor of Arts degree from the University of Portland and a Masters of Business Administration from the University of Notre Dame.

     Victor Holysh joined the Company in June 1998 as vice president, services. Prior to joining the Company, Mr. Holysh was a partner at Sierra Systems Consultants, Inc. in Toronto, Canada, a systems integration and implementation firm. From 1988 to 1996, Mr. Holysh was with SFG Technologies Inc., a software and related services company for local government applications, where he served in several capacities, including chief financial officer and managing director of SFG New Zealand. Mr. Holysh holds a Bachelor of Science in Computer Science and a Masters of Business Administration from the University of Toronto. He is a member of the Canadian Institute of Chartered Accountants and is a Certified Management Consultant.

     Duncan B. Angove joined the Company in September 1997 and is currently vice president, e-business. Prior to joining the Company from 1994 to 1997, Mr. Angove served as a consultant with Andersen Consulting's Consumer Products Practice, specifically in retail and distribution, and from 1991 to 1994 as information technology manager of TaiTai Retail Import Export, a furniture import/export company. Mr. Angove holds a BSC Economics degree from the University College London.

RECENT DEVELOPMENTS

     The Company entered a strategic alliance with IBM on March 13, 2000 to develop retail solutions for the food and drug segment. By this agreement, Retek leverages IBM's leading platform technologies, comprehensive service offerings, and marketing organization.

ITEM 2:  PROPERTY

     The Company's principal administrative, sales, marketing, and research and development facility occupies approximately 81,469 square feet in Minneapolis, Minnesota under a lease that expires on August 31, 2004. The Company has entered into a lease for approximately 41,681 square feet of additional space in Minneapolis, Minnesota. This lease will begin on May 1, 2000 and expires on December 31, 2001. In addition, the Company has entered into a lease for approximately 130,665 square feet of additional space in Minneapolis, Minnesota. This lease will begin on October 1, 2001 and expires on March 31, 2014. This lease also grants to the Company two options to lease approximately 87,110 square feet of additional space, should the Company require it, over the term of the lease.

     The Company also has leased regional offices located in Atlanta, Georgia, Chicago, Illinois, Cincinnati, Ohio, Australia, Canada, France and the United Kingdom. Properties leased by the Company are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its existing facilities are adequate for its current needs and that the new lease that it recently entered into will ensure that it has sufficient additional space to meet its future requirements.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time the Company has been subject to legal proceedings and claims in the ordinary course of business, although it is not currently involved in any material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of the Company's common stock have been traded on the Nasdaq National Market under the symbol "RETK" since November 18, 1999. Prior to November 18, 1999, Retek was a wholly owned subsidiary of HNC Software Inc., a Delaware corporation.

     The following table shows the high and low sales price for shares of the Company's common stock for the periods indicated:

FISCAL YEAR 1999                                              HIGH      LOW
----------------                                             ------    ------
Fourth Quarter (November 18, 1999 until December 31,
  1999)....................................................  $93.94    $32.56

     On March 1, 2000, the last reported sale price for shares of the Company's common stock on the Nasdaq National Market was $64.25 per share.

     There were approximately 27 holders of record of the Company's common stock as of March 1, 2000.

     The Company has not paid or declared any dividends on its common stock since its inception and anticipates that its future earnings will be retained to finance the continuing development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions.

     On November 29, 1999, the Company issued an aggregate of 177,778 shares of common stock upon conversion of a note which was issued in connection with the purchase of WebTrak Limited, a company incorporated in England and Wales, by Retek Information Systems, Inc. pursuant to the terms of a Share Purchase Agreement, dated as of October 29, 1999 between the shareholders of WebTrak and Retek Information Systems. These shares of Company common stock were issued to a former shareholder of WebTrak in accordance with the terms of Regulation S of the Securities Act of 1933, as amended.

     On November 23, 1999, the Company completed its initial public offering of 6,325,000 shares of its common stock registered pursuant to the Company's Registration Statement on Form S-1 (Registration No. 333-86841) declared effective by the Securities and Exchange Commission on November 17, 1999. The managing underwriter of the offering was Credit Suisse First Boston Corporation. The net proceeds to the Company from the sale, at the initial public offering price of $15.00 per share, were approximately $84.9 million after deducting the underwriting discounts and commissions and offering expenses.

     A portion of the net proceeds of the offering have been used by the Company for the payment of $5.33 million to certain of the former shareholders of WebTrak Limited in connection with the Company's recent acquisition of WebTrak. The remainder of the proceeds are currently invested in short-term, interest-bearing, investment-grade securities.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             1999       1998       1997       1996       1995
                                           --------    -------    -------    -------    ------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Total revenue............................  $ 69,159    $55,033    $30,923    $13,433    $3,836
Gross profit.............................    46,176     41,181     27,278      9,554       698
Operating (loss) income..................    (7,096)     8,088      6,619      1,418      (536)
Net (loss) income........................    (5,369)     3,878      3,476      2,233      (244)
Basic and diluted net (loss) income per
  common share...........................  $  (0.13)   $  0.10    $  0.09

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                             1999       1998       1997       1996       1995
                                           --------    -------    -------    -------    ------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................  $ 83,680    $   415    $ 2,469    $ 1,459    $  523
Working capital..........................    94,542     12,876      5,016        680      (480)
Total assets.............................   154,233     51,283     37,896     30,173     1,821
Payable to HNC Software Inc..............    15,399      5,944      6,491      6,197       883
Total stockholder's equity...............   123,975     36,016     24,607     20,469       237

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the related notes, and the other financial information included in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled "Factors That May Impact Future Results of Operations" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     The Company completed its initial public offering on November 23, 1999. Prior to the completion of its initial public offering, the Company was a wholly owned subsidiary of HNC Software Inc., a business-to-business software company that develops and markets predictive software solutions. As of December 31, 1999, HNC owned approximately 86.0% of the Company's outstanding common stock. HNC has informed the Company that it is HNC's current intention to distribute pro rata to its stockholders, as a dividend, all of the shares of the Company's common stock that HNC owns, subject to the satisfaction and fulfillment of several conditions, including the receipt of a written ruling from the Internal Revenue Service that the distribution qualifies for tax-free treatment under
Section 355 of the Internal Revenue Code. However,

HNC has the sole discretion to determine whether it will carry out the distribution, and if the distribution is carried out, the timing, structure and terms of the distribution.

     The Company's business combines the business activities of Retek Information Systems, Inc. and Retek Inc., formerly Retek Logistics, Inc. Founded in 1995, Retek Information Systems, a developer and marketer of Internet-based, business-to-business software solutions for retailers, was acquired by HNC in 1996. Neil Thall Associates, Inc., a developer of predictive software solutions for retailers and a wholly owned subsidiary of HNC since 1991, was merged into Retek Information Systems in April 1997. Financial results of Neil Thall Associates are included in all periods presented. Founded in 1985 as Practical Control Solutions, Inc. Retek Logistics, a developer of warehouse management software solutions, was acquired by HNC in 1998. On September 9, 1999, Retek Logistics was reincorporated as a Delaware corporation and renamed "Retek Inc." Immediately prior to the completion of the Company's initial public offering on November 23, 1999, in connection with the separation of the Company's business from HNC, HNC contributed all of the outstanding capital stock of Retek Information Systems to Retek Inc. Retek Information Systems currently operates as a wholly owned subsidiary of the Company.

     The acquisition of Retek Information Systems by HNC allowed for the integration of HNC's patented predictive technology into the Company's software solutions for retailers. The Company formalized a marketing relationship with Oracle in September 1998, providing it with an effective partnership with a world leader in electronic commerce, an international channel to the largest retailers and the support of Oracle's worldwide sales force.

     The Company's total revenue has grown from $30.9 million in 1997 to $55.0 million in 1998 to $69.2 million in 1999. The Company has generated revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. Until the fourth quarter of 1999, the Company generally licensed its products to customers on a perpetual basis and recognized revenue upon delivery of the products. Starting in the fourth quarter of 1999, the Company revised the terms of its software licensing agreements for the majority of its software products sold. Under the revised terms, the Company will provide technical advisory services after the delivery of its products to help its customers exploit the full value and functionality of the Company's products. Revenue from the sale of software licenses under these agreements will be recognized as the technical advisory services are performed. The Company expects that these periods of technical advisory services will generally be from 12 to 24 months, as determined by the Company's customers' objectives. As the Company begins to recognize license and service revenues over a period of time, rather than upon the delivery of its products, the Company will recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and incur operating losses for several quarters. Deferred revenue consists principally of the unrecognized portion of revenue received under maintenance service agreements. This revenue is recognized ratably over the term of the service agreement.

     Customers who license the Company's software generally purchase maintenance contracts, typically covering renewable annual periods. In addition, customers may purchase consulting services, which are customarily billed at a fixed daily rate plus out-of-pocket expenses. Contract development services, including new product development services, are typically performed for a fixed fee. The Company also offers training services that are billed on a per student or per class session basis.

     The Company's revenue growth has resulted from a combination of increased market penetration and an expanding product offering. The Company's investments in research and development, acquisitions and alliances have helped bring new software solutions to market. The Company's investments produced a suite of decision support solutions in 1997; the retooling of its applications for the web in 1998; and the delivery of Internet-based, business-to-business collaborative planning, critical path and product design solutions in 1999. To support its growth during these periods, the Company also continued to invest in internal infrastructure by hiring employees throughout various departments of the organization.

     The Company markets its software solutions worldwide through direct and indirect sales channels. Revenue generated from the Company's direct sales channel accounted for approximately 76%, 86% and

100% of its total revenue in 1999, 1998 and 1997. The Company's indirect sales channel is driven mainly by its relationship with Oracle.

     On October 29, 1999, the Company completed the purchase of all the outstanding capital stock of WebTrak Limited. WebTrak owns the WebTrack Critical Path and Portfolio Private Label products that the Company currently distributes. In connection with the purchase of WebTrak, the Company issued to the former WebTrak shareholders notes, which were due on November 26, 1999, in the principal amount of $5.33 million and a convertible note, which was due on November 26, 1999, in the principal amount of $2.67 million. The convertible note was at the option of the holder of the note convertible at the time of payment into the number of shares of the Company's common stock equal to the principal amount of the note divided by the initial offering price of $15.00. On November 29, 1999 the Company issued 177,778 shares of its common stock to the holder of the convertible note in full satisfaction of the Company's obligations. The remaining notes were satisfied in full on their due date.

     Revenue attributable to customers outside of North America accounted for approximately 37%, 33% and 40% of the Company's total revenue in 1999, 1998 and 1997. Approximately 14% and 22% of the Company's sales were denominated in currencies other than the U.S. dollar for 1999 and 1998, respectively.

     The Company primarily sells perpetual licenses for which it recognizes revenue in accordance with generally accepted accounting principles, upon meeting each of the following criteria:

     - execution of a written purchase order, license agreement or contract;

     - delivery of software authorization keys;

     - the license fee is fixed and determinable;

     - collectibility of the proceeds is assessed as being probable; and

     - vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement.

     Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. The Company recognizes revenue:

     - for sales made through the Company's distributors, resellers and original equipment manufacturers, at the time these partners report to the Company that they have sold the software to the end-user and after all revenue recognition criteria have been met;

     - from maintenance agreements related to the Company's software, over the respective maintenance periods;

     - from customer modifications, as the services are performed using the percentage of completion method; and

     - from services, using the percentage of completion method, based on costs incurred to date compared to total estimated costs at completion.

     The Company records amounts received under contracts in advance of performance as deferred revenue and recognizes these amounts within one year from receipt.

RESULTS OF OPERATIONS

     The following table presents selected financial data for the periods indicated as a percentage of the Company's total revenue. The Company's historical reporting results are not necessarily indicative of the results to be expected for any future period.

                                                               AS A PERCENTAGE OF
                                                                 TOTAL REVENUE
                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Revenue:
  License and maintenance...................................   66%     78%     93%
  Services and other........................................   34      22       7
                                                              ---     ---     ---
          Total revenue.....................................  100     100     100
                                                              ---     ---     ---
Cost of revenue:
  License and maintenance...................................    9       8       9
  Services and other........................................   24      17       3
                                                              ---     ---     ---
          Total cost of revenue.............................   33      25      12
                                                              ---     ---     ---
Gross margin................................................   67      75      88
Operating expenses:
  Research and development..................................   33      23      31
  Sales and marketing.......................................   28      26      27
  General and administrative................................    9       7       9
  Amortization of stock-based compensation..................    3      --      --
  Acquired in-process research and development..............    2       3      --
  Acquisition related amortization of intangibles...........    2       1      --
                                                              ---     ---     ---
          Total operating expenses..........................   77      60      67
                                                              ---     ---     ---
Operating (loss) income.....................................  (10)     15      21
Other income, net...........................................   --      --      --
                                                              ---     ---     ---
(Loss) income before income tax (benefit) provision.........  (10)     15      21
(Loss) income tax (benefit) provision.......................   (2)      8      10
                                                              ---     ---     ---
Net (loss) income...........................................   (8)%     7%     11%
                                                              ===     ===     ===
Cost of license and maintenance revenue, as a percentage of
  license and maintenance revenue...........................   14%     10%     10%
Cost of services and other revenue, as a percentage of
  services and other revenue................................   72%     77%     44%

  Years Ended December 31, 1999, 1998 and 1997

     Revenue

     Total revenue. Total revenue increased 25.7% to $69.2 million in 1999 and 78.0% to $55.0 million in 1998 from $30.9 million in 1997.

     License and maintenance revenue. License and maintenance revenue increased 7.5% to $46.0 million in 1999 and 48.0% to $42.8 million in 1998 from $28.9 million in 1997. The increase in 1999 license revenue was primarily due to the addition of new customers and an increase in the average dollar sale per customer. As noted above in the section entitled "Overview", the Company recently revised the terms of its software license agreements so that revenue is recognized over a number of quarters rather than upon delivery. Due to the revised terms of the software license agreements, year over year revenue growth increased at a slower rate in 1999 compared to 1998. Maintenance revenue increased $3.7 million in 1999 due to a growing base of customers that have installed our software solutions. The increase in license and maintenance revenue in 1998 was primarily due to the addition of new customers as well as the introduction of new software solutions.

     Services and other revenue. Services and other revenue increased 88.9% to $23.2 million in 1999 and 505.5% to $12.3 million in 1998 from $2.0 million in 1997. The increase in 1999 was due to a $6.6 million increase in consulting services and custom development projects. The remaining increase was due to an increase in the number of billable employees from 69 in 1998 to 89 in 1999. Services and other revenue balances fluctuate based on the Company's use of third party consultants. Third party consultants are used on an as needed basis depending upon the Company's allocation of available internal resources. The increase in 1998 was due to a $10.2 million increase in consulting services and custom development projects. These increases were a result of our expanding customer base.

     Cost of Revenue

     Cost of license and maintenance revenue. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into the Company's products; salaries and related expenses of the Company's customer support organization; and an allocation of the Company's facilities and depreciation expense. Cost of license and maintenance revenue increased 46.2% to $6.4 million in 1999 and 58.3% to $4.3 million in 1998 from $2.7 million in 1997. The absolute dollar increases are attributable to increases in license and maintenance revenue. As license and maintenance revenue has increased, the Company has experienced increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service its growing customer base. The Company expects the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

     Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of the Company's consulting organization; cost of third parties contracted to provide consulting services to the Company's customers; and an allocation of the Company's facilities and depreciation expense. Cost of services and other revenue increased 74.9% to $16.6 million in 1999 and increased 958.2% to $9.5 million in 1998 from $898,000 in 1997. As a percentage of services and other revenue, cost of services and other revenue was 71.7% in 1999, 77.4% in 1998, and 44.3% in 1997. During 1999 the Company
continued to expand its consulting services business by increasing the number of personnel from 69 to 89. The increase in cost of services and other revenue as a percentage of services and other revenue in 1998 was primarily attributable to an increase in consulting contracts for which the Company utilized a significant amount of contract labor, which in turn caused a decrease in services and other revenue gross margins. During 1997, the Company started to build its consulting services business and as a result began to incur recruiting, training and management support expenses.

     Operating Expenses

     Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of the Company's engineering organization; fees paid to third-party consultants; and an allocation of the Company's facilities and depreciation expenses. The Company has increased its investment in research and development in absolute dollars each year since 1995. Research and development expenses increased 75.0% to $22.6 million in 1999 and 36.2% to $12.9 million in 1998 from $9.5 million in 1997. The absolute dollar increases in research and development expenses in 1999 and 1998 were due to significant increases in labor costs, which included hired personnel and third party consultants. In 1999, research and development personnel increased from 97 to 228. The Company also invested heavily in the development of new retail.com solutions during the fourth quarter of 1999. The Company expects the absolute dollar increase in research and development to continue as the Company invests in the development of other new solutions.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the Company's sales and marketing organization; sales commissions; costs of the Company's marketing programs, including public relations, advertising, trade shows, collateral sales materials, and its customer user reference group program; rent and facilities costs associated with the Company's regional and international sales offices; and an allocation of the Company's facilities and depreciation expenses. Sales and marketing expenses increased 39.4% to $19.6 million in 1999 and 70.4% to $14.1 million in 1998 from $8.3 million in 1997. The increase in 1999 was due to increases of $3.5 million in personnel and related costs, $0.9 million in marketing expense and $1.1 million in travel expenses. In 1999 personnel and related costs increased due to an increase in the number of sales and marketing employees from 58 to 102. The increases in personnel and related costs were due to the Company's build up of its sales force and marketing operations for the new product offering of retail.com during the fourth quarter of 1999. The increase in sales and marketing expenses in 1998 was due to an expansion of the Company's sales and marketing organization, including a $3.6 million increase in personnel and related costs, a $910,000 increase in travel expense and a $203,000 increase in the costs of marketing programs.

     General and administrative. General and administrative expenses consist primarily of costs from the Company's finance and human resources organizations; third party legal and other professional services fees; and an allocation of the Company's facilities costs and depreciation expenses. General and administrative expenses increased 59.6% to $6.3 million in 1999 and 34.6% to $3.9 million in 1998 from $2.9 million in 1997. The increases in absolute dollars in general and administrative expenses in 1999 and 1998 were attributable to growth of the Company's administrative organization in support of the Company's overall growth. The increase in 1999 was also due to the Company incurring additional expenses required to become an independent public company. In 1999 total general and administrative employees increased from 29 to 42. The Company expects general and administrative expenses to increase in absolute dollars in the foreseeable future to support infrastructure growth.

     Amortization of stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the fair value of the Company's common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The Company granted stock options to its employees under the 1999 Equity Incentive Plan and to members of its board of directors through both the 1999 Equity Incentive Plan and the 1999 Directors Stock Option Plan. Through December 1999, the Company granted stock options to its employees to purchase 7,257,250 shares and to members of its board of directors to purchase 100,000 shares of the Company's common stock at an exercise price of $10.00 per share. Amortization of stock-based compensation was $1.9 million for the fiscal year ended December 31, 1999.

     Acquired in-process research and development. In connection with the acquisition of WebTrak in October 1999, acquired in-process research and development of $1.5 million was charged to results of operations on the acquisition date. In connection with the acquisition of Retek Logistics in March 1998, acquired in-process research and development of $1.8 million was charged to results of operations on the acquisition date. Certain products of Retek Logistics and WebTrak were complete in certain areas and under development in others. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4.

     For both the Retek Logistics and WebTrak acquisitions the Company used an independent appraisal firm to assist in the valuation of the fair market value of the purchased assets. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. The Company provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation.

     In connection with the acquisition of WebTrak, the Company estimated that the acquired in-process research and development related to retail.com design was 58% complete as of the acquisition date. This estimate was based upon research and development efforts incurred to date as compared to total estimated development efforts. As of the date of the acquisition, the estimated cost to complete the retail.com design to a point of technological feasibility was approximately $174,000, which the Company expected to incur over a period of approximately two months following the acquisition.

     The Company utilized the income valuation approach to determine the estimated fair value of the acquired in-process research and development. This estimate is based on the following assumptions:

     - The estimated revenues are based upon projected average annual revenue from future products expected to be derived once technological feasibility is achieved during the period from 2000 through 2002.

     - Expenses were applied at levels commensurate with the entire Retail.com product line on a percentage of revenue basis.

     - The discount rate utilized in the valuation was 26.4%.

     Acquisition-related amortization of intangibles. In connection with the purchase of WebTrak, the application of the purchase method for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, the Company recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics, the application of the purchase method for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, the Company recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the acquisition of Retek Logistics, HNC has a contingent obligation to issue additional shares of HNC common stock upon the achievement of certain financial objectives during 1999. This consideration will not be reflected in the Company's financial position in the future.

     Other income, net. Other income, net increased to $30,000 in 1999 and decreased to $11,000 in 1998 from $24,000 in 1997. The increase in 1999 was due to interest income of $469,000, which was partially offset by $310,000 of interest expense related to the factoring of receivable balances.

     Income tax (benefit) provision. The 1999 income tax benefit of ($1.7) million includes the impact of non-deductible expense for the amortization of certain portions of the stock-based compensation. The 1998 income tax provision of $4.2 million includes the tax effects of the non-deductible, one-time write-off of acquired in-process research and development related to the purchase of Retek Logistics. Other items affecting the tax provision primarily relate to the anticipated future realization of research and development tax credits generated during the year. The 1997 income tax provision of $3.2 million includes the effect of the anticipated future realization of research and development tax credits generated during the year.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering, the Company funded its operations primarily through funding from HNC in the form of intercompany advances. Since the initial public offering, the Company has not obtained further funding from HNC. At December 31, 1999, the Company's cash and cash equivalent balance was $83.7 million.

     Net cash provided by operating activities was $152,000 in 1999, $885,000 in 1998 and $3.8 million in 1997. Sources of cash for 1999, which offset the Company's net loss and increase in certain assets, were depreciation and amortization, increases to the provision for doubtful accounts, amortization of stock-based compensation and acquired in-process research and development, increases in accounts payable and increases in deferred revenue. Sources of cash for 1997 and 1998 resulted primarily from net income generated in those periods. Uses of cash in 1999, 1998 and 1997 due to increases in accounts receivable balances were partially offset by increases in the provision for doubtful accounts. The increases in the bad debt provisions in 1999 and 1998 were primarily attributed to increased accounts receivable levels due to higher sales volume and reserving for specific customers. During 1999, the Company increased its provision for doubtful accounts by $1.2 million for a customer that was unwilling to pay amounts due. During 1998, the Company increased the provision for doubtful accounts by $450,000 for a customer that declared bankruptcy and $250,000 for a customer that had financial difficulties due to political unrest in its primary country of operation.

     Net cash used in investing activities was $10.8 million in 1999, $2.4 million in 1998 and $3.1 million in 1997. In 1999, uses of cash were due to the acquisition of capital equipment and cash paid for the WebTrak acquisition, which was offset by cash purchased in the acquisition. The uses of cash in 1998 and 1997 were attributable to the acquisition of capital assets, primarily computer equipment and leasehold improvements, which was offset in 1998 by cash provided from the Retek Logistics acquisition.

     Net cash provided by financing activities was $94.4 million in 1999. Net cash used by financing activities was $547,000 in 1998. Net cash provided by financing activities was $294,000 in 1997. Net cash provided by financing activities in 1999 included $56.9 million in borrowings from HNC and $47.4 million in payments to HNC and net cash proceeds of $84.9 million from the issuance of common stock. Net cash used by financing activities in 1998 included $41.7 million in borrowings from HNC and $42.3 million in payments to HNC. Net cash provided by financing activities in 1997 included $5.5 million in borrowings from HNC and $5.2 million in payments to HNC. Beginning in December 1997, HNC implemented a cash management policy that all cash balances were transferred daily from all of HNC's subsidiaries, including the Company, into a centralized cash management account at HNC. The financing activities with HNC include the borrowings and payments from these cash management activities in 1999, 1998 and 1997. Starting in November 1999, these daily transfers to HNC ceased.

     The Company believes that the net proceeds of its initial public offering, together with its current cash and cash equivalents and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

     A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. The Company regularly evaluates, in the ordinary course of business, potential acquisitions of such businesses, products, technologies or data.

     In addition, the Company's ability to enter into any acquisition of a business or assets may be limited if HNC completes the distribution. Specifically, pursuant to the terms of a corporate rights agreement between HNC and the Company, until two years, and possibly longer, after the distribution of HNC's remaining shares of the Company's common stock, the Company's ability to issue common stock in connection with acquisitions, offerings or otherwise will be limited.

FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS

     An investment in the Company's common stock involves a high degree of risk. Investors evaluating the Company and its business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K before purchasing the Company's common stock. Any of the following factors could materially harm the Company's business, operating results and financial condition. Additional factors and uncertainties not currently known to the Company or that the Company currently considers immaterial could also harm the Company's business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

     While the Company's management is optimistic about the Company's long-term prospects, the following factors, among others, could materially harm the Company's business, operating results and financial condition and should be considered in evaluating the Company.

     Industry's rapid pace of change. If the Company is unable to develop new software solutions or enhancements to its existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, the Company's sales may decline. The life cycles of the Company's products are difficult to predict because the business-to-business electronic commerce market for its products is new and emerging and is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render the Company's existing products or services obsolete and unmarketable.

     In developing new products and services, the Company may:

     - fail to respond to technological changes in a timely or cost-effective manner;

     - encounter products, capabilities or technologies developed by others that render its products and services obsolete or noncompetitive or that shorten the life cycles of its existing products and services;

     - experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

     - fail to achieve market acceptance of its products and services.

     Fluctuations in quarterly operating results. The Company's quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If the Company's quarterly operating results fail to meet analysts' expectations, the trading price of its common stock could decline. In addition, significant fluctuations in the Company's quarterly operating results may harm its business operations by making it difficult to implement its budget and business plan. The factors, many of which are outside the Company's control, which could cause the Company's operating results to fluctuate include:

     - the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

     - the demand for and market acceptance of the Company's software solutions;

     - competitors' announcements or introductions of new software solutions, services or technological innovations;

     - the Company's ability to develop, introduce and market new products on a timely basis;

     - customer deferral of material orders in anticipation of new releases or new product introductions;

     - the Company's success in expanding its sales and marketing programs;

     - increased sales of Oracle Retail(TM) in the Company's second fiscal quarter due to seasonally greater sales by Oracle near its fiscal year-end in May;

     - technological changes or problems in computer systems; and

     - general economic conditions which may affect the Company's customers' capital investment levels.

     In addition, the Company has incurred, and will continue to incur, compensation expense in connection with its grant of options under its 1999 Equity Incentive Plan. This expense will be amortized over the vesting period of these granted options, which is generally four years, resulting in lower quarterly income.

     The Company's quarterly expense levels are relatively fixed and are based, in part, on expectations as to future revenue. As a result, if revenue levels fall below the Company's expectations, its net income will decrease because only a small portion of the Company's expenses vary with its revenue.

     New type of license agreement. Until recently, the Company generally licensed its products to customers on a perpetual basis, and recognized revenue upon delivery of the products. In the fourth quarter of 1999, the Company entered into software licensing agreements with revised terms for the majority of new sales of its software products. Under these agreements, the Company will provide technical advisory services after the delivery of its products to help customers exploit the full value and functionality of its products. Revenue from the sale of software licenses and technical advisory services under these agreements will be recognized as the services are performed over the contract period, which the Company expects will generally be 12 to 24 months, as determined by its customers' objectives. As the Company begins to recognize license and service revenues over a period of time, rather than upon the delivery of its products, the Company will recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and will incur operating losses for several quarters.

     Early stage of development of the retail.com network. The Company began operation of its retail.com network on September 26, 1999. The Company incurred, and will continue to incur, significant infrastructure costs in establishing this network. Through December 1999 the Company invested approximately $1.8 million in retail.com. The Company will continue to invest in new products and services to be offered over the retail.com network in the foreseeable future. Broad and timely acceptance of the retail.com network is subject to a number of significant risks. These risks include:

     - the Company's need to provide value-enhancing software solutions and services on its retail.com network to achieve widespread commercial acceptance of this network;

     - whether the Company's network will be able to support large numbers of retailers and the members of their supply chains; and

     - the Company's need to significantly expand its internal resources and incur associated expenses to support planned growth of its retail.com network.

     The Company has established a subscription pricing model for the WebTrack Critical Path software solutions provided on its retail.com network, whereby members pay an annual fee based on the number of the member's employees who will have access to the network. In addition pricing models have been established for retail.com Private Label Exchange, retail.com Assort, retail.com Intelligence Center and retail.com Design. As additional services are added to the retail.com network, the Company will need to establish pricing models for these new services. If the pricing models for the retail.com network fail to be competitive and profitable or if they are not acceptable to customers, the Company's network will not be commercially successful, which could harm the Company's revenue and business.

     Increased operating expenses. The Company intends to significantly increase its operating expenses as it:

     - increases its research and development activities;

     - increases its services activities;

     - develops and builds its retail.com network;

     - expands its distribution channels;

     - increases its sales and marketing activities, including expanding its direct sales force;

     - builds its internal information technology system; and

     - operates as an independent public company.

     The Company will incur expenses before it generates any revenue from this increase in spending. If the Company does not significantly increase revenue from these efforts, its business and operating results could be seriously harmed.

     Competitive pressures. The market for the Company's software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede the Company's ability to sell additional products and services on terms favorable to it. Competitive pressures could reduce the Company's market share or require it to reduce its prices, which would reduce its revenues and/or operating margins. Many of the Company's competitors have substantially greater financial, marketing or other resources, and greater name recognition than the Company. In addition, these companies may adopt aggressive pricing policies that could compel the Company to reduce the prices of its products and services in response. The Company's competitors may also be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. The Company's current and potential competitors may:

     - develop and market new technologies that render the Company's existing or future products obsolete, unmarketable or less competitive;

     - make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which would increase the ability of their products to address the needs of the Company's customers; and

     - establish or strengthen cooperative relationships with the Company's current or future strategic partners, which would limit the Company's ability to sell products through these channels.

     As a result, the Company may not be able to maintain a competitive position against current or future competitors.

     Loss of key personnel. The Company believes that its future success will depend upon its ability to attract and retain highly skilled personnel, including John Buchanan, its chairman and chief executive officer; Gordon Masson, its president, core applications; John L. Goedert, its senior vice president, research and development; Gregory A. Effertz, its vice president, finance and administration and chief financial officer and Jeremy Thomas, its president, retail.com. The Company currently does not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts except for Jeremy Thomas who has a two year employment contract. The loss of the services of any one or more of these key persons could harm the Company's ability to grow its business.

     The Company also must attract, integrate and retain skilled sales, research and development, marketing and management personnel. Competition for these types of employees is intense, particularly in the Company's industry. Failure to hire and retain qualified personnel would harm the Company's ability to grow its business.

     Relationships with third parties who implement the Company's products. The Company relies, and expects to continue to rely, on a number of third parties to implement its software solutions at customer sites. If the Company is unable to establish and maintain effective, long-term relationships with these implementation providers, or if these providers do not meet the needs or expectations of the Company's customers, the Company's revenue will be reduced and its customer relationships will be harmed. The Company's current implementation partners are not contractually required to continue to help implement the Company's software solutions. If the number of the Company's product implementations continues to increase, the Company will need to develop new relationships with additional third-party implementation providers to provide these services.

     The Company may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support its needs. If third-party services are unavailable, the Company will be required to provide these services internally, which would significantly limit its ability to meet its customers' implementation needs and would increase the Company's operating expenses and could reduce its gross margins. A number of the Company's competitors, including IBM and SAP, have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than the Company's own. In addition, the Company cannot control the level and quality of service provided by its current and future implementation partners.

     Intellectual property of third parties. The Company must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties and related parties, including HNC, Lucent, MicroStrategy and Oracle. The Company's business would be seriously harmed if the providers from whom it licenses such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to the Company on commercially reasonable terms or prices or at all. The Company's inability to maintain or obtain this software could result in shipment delays or reduced sales of its products. Furthermore, the Company might be forced to limit the features available in its current or future product offerings. Either alternative could seriously harm the Company's business and operating results.

     Confidentiality of intellectual property. The Company depends on its ability to develop and maintain the proprietary aspects of its technology. To protect its proprietary technology, the Company relies primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws.

     The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, the Company cannot assure investors that any of its proprietary rights with respect to its retail.com network will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult and expensive, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy may be a problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. The Company intends to vigorously protect its intellectual property rights through litigation and other means. However, such litigation can be costly to prosecute and the Company cannot be certain that it will be able to enforce its rights or prevent other parties from developing similar technology, duplicating its products or designing around its intellectual property.

     Potential third party claims that the Company's products infringe on their intellectual property. There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future third parties may claim that the Company or its current or potential future products infringe their intellectual property. The Company expects that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could seriously harm its business.

     International sales. Since the Company sells its products worldwide, its business is subject to risks associated with doing business internationally. To the extent that the Company's sales are denominated in foreign currencies, the revenue it receives could be subject to fluctuations in currency exchange rates. If the effective price of the products the Company sells to its customers were to increase due to fluctuations in foreign currency exchange rates, demand for its technology could fall, which would, in turn, reduce its revenue. The Company has not historically attempted to mitigate the effect that currency fluctuations may have on its revenue through use of hedging instruments, and it does not currently intend to do so in the future.

     The Company anticipates that revenue from international operations will continue to represent a substantial portion of its total revenue. Accordingly, the Company's future results could be harmed by a variety of factors, including:

     - changes in foreign currency exchange rates;

     - greater risk of uncollectible accounts;

     - changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

     - trade protection measures and import or export licensing requirements;

     - potentially negative consequences from changes in tax laws;

     - difficulty in staffing and managing widespread operations;

     - international variations in technology standards;

     - differing levels of protection of intellectual property; and

     - unexpected changes in regulatory requirements.

     Acceptance of the Internet. As the Company's software solutions are Internet-based, it depends on the acceptance of the Internet as a communications protocol. However, this acceptance may not continue. Rapid growth of the Internet is a recent phenomenon. The Internet may not be accepted as a viable long-term communications protocol for businesses for a number of reasons. These reasons include:

     - potentially inadequate development of the necessary communications and computer network technology, particularly if rapid growth of the Internet continues;

     - delayed development of enabling technologies and performance improvements;

     - increased security risks in transmitting and storing confidential information over public networks; and

     - potentially increased governmental regulation.

     Errors and defects in the Company's products. The Company's products are complex and, accordingly, may contain undetected errors or failures when the Company first introduces them or as it releases new versions. This may result in loss of, or delay in, market acceptance of its products and could cause it to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures. In the past, the Company has discovered software errors in its new releases and new products after their introduction. The Company has incurred costs during the period required to correct these errors, although to date such costs, including costs incurred on specific contracts, have not been material. The Company may in the future discover errors in new releases or new products after the commencement of commercial shipments.

     Changes in accounting standards. Statement of Position 97-2, "Software Revenue Recognition," was issued in October 1997 by the American Institute of Certified Public Accountants and amended by Statement of Position 98-4. The Company adopted Statement of Position 97-2 effective January 1, 1998 and Statement of Position 98-4 effective March 31, 1998.

     The American Institute of Certified Public Accountants has also issued Statement of Position 98-9, which is effective for the Company for transactions entered into beginning January 1, 2000. Full implementation guidelines for this standard and additional standards could be issued in the future. These guidelines and additional standards could lead to unanticipated changes in the Company's current revenue recognition policies, which changes could harm its business, financial condition and operating results.

     Year 2000 Compliance. The risks posed by Year 2000 issues, which arise because computer systems and software products may be unable to distinguish 21st century dates from 20th century dates, could harm the Company's business. Prior to the end of 1999 the Company completed a review of the Year

2000 compliance of its internally developed proprietary software and its third-party supplied software, computer technology and other services. The Company's review included testing to determine how these systems would function at and beyond the Year 2000. To date, the Company has not experienced any material Year 2000 related problems with its internally developed software or its third party supplied software and computer systems. The Company is not aware of any failure by its third-party suppliers to be Year 2000 compliant that could impact its business or operations. However, there is an ongoing risk that such problems or failures could arise or become apparent in the future. Any such problems or failures experienced by the Company or its customers could have negative consequences for the Company, including decreasing the demand for its products and interrupting the effective operation of its retail.com web site. As a result, the Company's supply chain and revenue could be harmed.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of FAS 133 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

     In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This SOP retains the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

ITEM 7A:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses the Company's exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK

     The fair value of the Company's investments available for sale at December 31, 1999 was $83.7 million. The objectives of the Company's investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. The Company's policy is to place its cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also the Company's policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by the Company's management. The Company's investment policy also provides that its investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not directly affect the Company's financial results as it has no short- or long-term debt.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company develops products in the United States and sells in North America, Asia and Europe. As a result, its financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company's foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of the Company's subsidiaries are kept in local currencies in which they do business, with excess funds transferred to the Company's offices in the United States. Approximately 14% and 22% of the Company's total sales were denominated in currencies other than the US dollar in 1999 and 1998, respectively.

EQUITY PRICE RISK

     The Company does not own any equity investments. Therefore, it is not currently exposed to any direct equity price risk.

IMPACT OF EUROPEAN MONETARY CONVERSION

     The Company is aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. Through December 31, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. The Company is still assessing the impact that conversion to the euro will have on its internal systems, the sale of its solutions and the European and global economies. The Company will take appropriate corrective actions based on the results of its assessment. The Company has not yet determined the cost related to addressing this issue although it does not expect these costs to be significant.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required pursuant to this item are included in
Item 14 of this Annual Report on Form 10-K and are presented beginning on page
30.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on April 6, 2000 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." Certain information regarding executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on April 6, 2000 under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the

Securities and Exchange Commission on April 6, 2000 under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 6, 2000 under the caption "Certain Transactions."

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT

     1. Financial Statements. The following consolidated financial statements, and the related notes thereto, of the Company and the Report of Independent Auditors are filed as a part of this Annual Report on Form 10-K.

                                                               PAGE
                                                              NUMBER
                                                              ------
RETEK INC.:
Report of Independent Accountants...........................      31
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................      32
Consolidated Statements of Operations as of December 31,
  1999 and 1998.............................................      33
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................      34
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............      35
Notes to Consolidated Financial Statements..................      36
RETEK LOGISTICS, INC.:
Report of Independent Accountants...........................      51
Balance Sheet as of March 31, 1998 and December 31, 1997....      52
Statement of Operations for the three months ended March 31,
  1998, for the three months ended March 31, 1997
  (unaudited) and for the year ended December 31, 1997......      53
Statement of Cash Flows for the three months ended March 31,
  1998, for the three months ended March 31, 1997
  (unaudited) and for the year ended December 31, 1997......      54
Statement of changes in Stockholders' Equity and
  Comprehensive Income for the three months ended March 31,
  1998 and for the year ended December 31, 1997.............      55
Notes to Financial Statements...............................      56

     2. Financial Statement Schedules. Schedules not listed below have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.


Schedule II -- Valuation and Qualifying Accounts for the
  years ended December 31, 1999, 1998 and 1997..............      63

     3. Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of RETEK INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30, present fairly, in all material respects, the financial position of Retek Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 25, 2000

                                   RETEK INC.

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   DECEMBER 31,
                                                                -------------------
                                                                  1999       1998
                                                                --------    -------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 83,680    $   415
  Accounts receivable, net..................................      24,383     22,050
  Deferred income taxes.....................................      11,177      2,972
  Other current assets......................................       5,560      2,706
                                                                --------    -------
     Total current assets...................................     124,800     28,143
Deferred income taxes.......................................      12,151     13,960
Property and equipment, net.................................       8,291      4,887
Intangible assets, net......................................       8,958      4,010
Other assets................................................          33        283
                                                                --------    -------
                                                                $154,233    $51,283
                                                                ========    =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  5,946    $ 3,289
  Accrued liabilities.......................................       3,030      2,970
  Deferred revenue..........................................       5,883      3,064
  Payable to HNC Software Inc...............................      15,399      5,944
                                                                --------    -------
     Total current liabilities..............................      30,258     15,267
Commitments and contingencies (Notes 3 and 9)
Stockholders' equity:
  Preferred stock, $0.01 par value -- 5,000,000 shares
     authorized; no shares issued and outstanding...........          --         --
  Common stock, $0.01 par value -- 150,000,000 and 1,000
     shares authorized at December 31, 1999 and 1998,
     respectively, 46,502,778 shares and 1,000 shares issued
     and outstanding at December 31, 1999 and 1998,
     respectively...........................................         465         --
  Paid-in capital...........................................     140,089     26,854
  Deferred stock-based compensation.........................     (19,978)        --
Accumulated other comprehensive loss........................        (582)      (188)
Retained earnings...........................................       3,981      9,350
                                                                --------    -------
     Total stockholders' equity.............................     123,975     36,016
                                                                --------    -------
Total liabilities and stockholders' equity..................    $154,233    $51,283
                                                                ========    =======

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.
                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenue:
  License and maintenance...................................  $45,965    $42,753    $28,895
  Services and other........................................   23,194     12,280      2,028
                                                              -------    -------    -------
     Total revenue..........................................   69,159     55,033     30,923
                                                              -------    -------    -------
Cost of revenue:
  License and maintenance...................................    6,358      4,349      2,747
  Services and other........................................   16,625      9,503        898
                                                              -------    -------    -------
     Total cost of revenue..................................   22,983     13,852      3,645
                                                              -------    -------    -------
     Gross profit...........................................   46,176     41,181     27,278
Operating expenses:
  Research and development..................................   22,612     12,918      9,485
  Sales and marketing.......................................   19,625     14,075      8,261
  General and administrative................................    6,257      3,921      2,913
  Amortization of stock-based compensation..................    1,908         --         --
  Acquired in-process research and development..............    1,480      1,750         --
  Acquisition related amortization of intangibles...........    1,390        429         --
                                                              -------    -------    -------
     Total operating expenses...............................   53,272     33,093     20,659
                                                              -------    -------    -------
Operating (loss) income.....................................   (7,096)     8,088      6,619
Other income, net...........................................       30         11         24
                                                              -------    -------    -------
  (Loss) income before income tax (benefit) provision.......   (7,066)     8,099      6,643
Income tax (benefit) provision..............................   (1,697)     4,221      3,167
                                                              -------    -------    -------
  Net (loss) income.........................................  $(5,369)   $ 3,878    $ 3,476
                                                              =======    =======    =======
Basic and diluted net loss per common share.................  $ (0.13)
                                                              =======
Weighted average shares used in computing basic and diluted
  net loss per common share.................................   40,779
                                                              =======
Pro forma unaudited basic net income per common share.......             $  0.10    $  0.09
                                                                         =======    =======
Weighted average shares used in computing pro forma
  unaudited basic net income per common share...............              40,000     40,000
                                                                         =======    =======

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income......................................    $ (5,369)   $  3,878    $  3,476
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
  Provision for doubtful accounts........................       2,399       1,652         212
  Depreciation and amortization expense..................       4,505       2,420       1,266
  Amortization of stock-based compensation...............       1,908          --          --
  Acquired in-process research and development...........       1,480       1,750          --
  Deferred income tax (benefit) expense..................      (2,079)        753       1,971
  Tax benefit from stock option transactions.............       4,248       1,060         815
  Changes in assets and liabilities:
     Accounts receivable.................................      (4,987)    (10,814)     (5,915)
     Other assets........................................      (7,272)     (1,736)       (869)
     Accounts payable....................................       2,633         185       1,567
     Accrued liabilities.................................          44         532         726
     Deferred revenue....................................       2,642       1,205         580
                                                             --------    --------    --------
       Net cash provided by operating activities.........         152         885       3,829
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash purchased in business acquisition.................         235         559          --
  Cash paid for business acquisition.....................      (5,333)         --          --
  Acquisitions of property and equipment.................      (5,741)     (2,938)     (3,101)
                                                             --------    --------    --------
       Net cash used in investing Activities.............     (10,839)     (2,379)     (3,101)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from the issuance of common stock.........      84,899          --          --
  Borrowings from HNC Software Inc.......................      56,864      41,747       5,467
  Repayments to HNC Software Inc.........................     (47,409)    (42,294)     (5,173)
                                                             --------    --------    --------
       Net cash provided by (used in) financing
          activities.....................................      94,354        (547)        294
                                                             --------    --------    --------
  Effect of exchange rate changes on cash................        (402)        (13)        (12)
                                                             --------    --------    --------
  Net increase (decrease) in cash and cash equivalents...      83,265      (2,054)      1,010
  Cash and cash equivalents at beginning of period.......         415       2,469       1,459
                                                             --------    --------    --------
  Cash and cash equivalents at end of period.............    $ 83,680    $    415    $  2,469
                                                             ========    ========    ========
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Business acquisition through issuance of HNC Software
     Inc. common stock...................................    $     --    $  6,564    $     --
                                                             ========    ========    ========
  Business acquisition through issuance of convertible
     note................................................    $  2,667    $     --    $     --
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid......................................    $    176    $     67    $      3
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                          ACCUMULATED
                              COMMON STOCK                  DEFERRED         OTHER                      TOTAL
                             ---------------   PAID-IN    STOCK-BASED    COMPREHENSIVE   RETAINED   STOCKHOLDERS'   COMPREHENSIVE
                             SHARES   AMOUNT   CAPITAL    COMPENSATION   INCOME (LOSS)   EARNINGS      EQUITY       INCOME (LOSS)
                             ------   ------   --------   ------------   -------------   --------   -------------   -------------
BALANCE AT DECEMBER 31,
  1996.....................     --       --    $ 18,415           --         $  58       $ 1,996      $ 20,469
Tax benefit from HNC
  Software Inc. stock
  options..................                         815                                                    815
Foreign currency
  translation adjustment...                                                   (153)                       (153)        $  (153)
Net income.................                                                                3,476         3,476           3,476
                             ------    ----    --------     --------         -----       -------      --------         -------
BALANCE AT DECEMBER 31,
  1997.....................     --       --      19,230           --           (95)        5,472        24,607         $ 3,323
                                                                                                                       =======
Acquisition of Retek
  Logistics, Inc. by HNC
  Software Inc.............      1                6,564                                                  6,564
Tax benefit from HNC
  Software Inc. stock
  options..................                       1,060                                                  1,060
Foreign currency
  translation adjustment...                                                    (93)                        (93)        $   (93)
Net income.................                                                                3,878         3,878           3,878
                             ------    ----    --------     --------         -----       -------      --------         -------
BALANCE AT DECEMBER 31,
  1998.....................      1       --      26,854           --          (188)        9,350        36,016         $ 3,785
                                                                                                                       =======
Tax benefit from HNC
  Software Inc. stock
  options..................                       4,248                                                  4,248
Issuance of common stock,
  net of issuance costs of
  $1.05....................  46,325    $463      84,436                                                 84,899
Deferred stock-based
  compensation.............                      21,886     $(21,886)
Amortization of stock-based
  compensation.............                                    1,908                                     1,908
Conversion of note payable
  to Common stock..........    177        2       2,665                                                  2,667
Foreign currency
  translation Adjustment...                                                   (394)                       (394)        $  (394)
Net loss...................                                                               (5,369)       (5,369)         (5,369)
                             ------    ----    --------     --------         -----       -------      --------         -------
BALANCE AT DECEMBER 31,
  1999.....................  46,503    $465    $140,089     $(19,978)        $(582)      $ 3,981      $123,975         $(5,763)
                             ======    ====    ========     ========         =====       =======      ========         =======

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

     Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc. and WebTrak Limited (the "Company") develop Internet based business-to-business commerce networks, warehouse management software solutions, and market and support management decision software products for retailers and their trading partners. The Internet based business-to-business commerce networks provide retailers a single point of access for all members of the retail supply chain. Additional solutions offered through the retail.com portal provide a collaborative approach to traditional retail challenges. These solutions are designed to increase efficiencies by sharing data among retailers and their trading partners, effectively shortening their supply chains. The predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. The Company is headquartered in Minneapolis, Minnesota.

     On November 23, 1999, the Company completed its initial public offering. Prior to completing its initial public offering, the Company was a wholly owned subsidiary of HNC Software Inc. ("HNC"), a business-to-business software company that develops and markets predictive software solutions. As of December 31, 1999, HNC owned approximately 86.0% of the Company's outstanding common stock.

     Retek Inc. was originally incorporated in Ohio in 1985 as Practical Control Solutions, Inc. ("PCS"), which was renamed Retek Logistics, Inc. in April 1999. In September 1999, Retek Logistics, Inc. was reincorporated as a Delaware corporation and renamed Retek Inc. In connection with the reincorporation, each share of Retek Logistics, Inc.'s common stock was converted to shares of Retek Inc.'s common stock. Immediately prior to the completion of the Company's initial public offering, HNC contributed all of the outstanding capital stock of Retek Information Systems Inc. to Retek Inc. As a result of the contribution, Retek Information Systems, Inc. became a wholly owned subsidiary of Retek Inc.

     HNC has informed the Company that it is HNC's current intention to distribute pro rata to its stockholders, as a dividend, all of the shares of the Company's common stock that HNC owns, subject to the satisfaction and fulfillment of several conditions, including the receipt of a written ruling from the Internal Revenue Service that the distribution qualifies for tax-free treatment under Section 355 of the Internal Revenue Code. However, HNC has the sole discretion to determine whether it will carry out the distribution, and if the distribution is carried out, the timing, structure and terms of the distribution.

     Retek Logistics, Inc. was acquired by HNC in March 1998 in a transaction that was accounted for under the purchase method of accounting by HNC. Retek Information Systems, Inc. was acquired by HNC in November 1996 in a transaction that was accounted for under the pooling-of-interests method of accounting by HNC. In April 1997, Neil Thall Associates, Inc. ("NTA"), formerly a wholly owned subsidiary of HNC, which was formed in 1991, was merged with the business of Retek Information Systems, Inc. Retek Inc. acquired WebTrak Limited in October 1999 in a transaction accounted for under the purchase method of accounting.

Basis of Presentation

     Following HNC's November 1999 contribution of Retek Information Systems, Inc. capital stock to Retek Inc., the consolidated financial statements include the accounts of Retek Inc. and its wholly owned subsidiaries Retek Information Systems, Inc and WebTrak Limited. The accounts of Retek Information Systems, Inc. include its wholly owned subsidiaries.

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Prior to the 1999 legal restructuring, the financial statements reflect the combined financial position, results of operations and cash flows of Retek Inc. and Retek Information Systems, Inc. The combined financial statements include the accounts of Retek Inc. for the periods after its acquisition by HNC in March 1998 and the accounts of Retek Information Systems, Inc. and its wholly owned subsidiaries for all periods presented. The financial statements have been prepared using HNC's historical basis in the assets and liabilities and historical results of operations of each of the entities, which comprise the Company's business.

     All significant intercompany transactions and balances have been eliminated in all periods presented.

     The stockholders' equity accounts in the accompanying consolidated financial statements reflect the balances of Retek Information Systems, Inc. for the period prior to HNC's acquisition of Retek Logistics, Inc. in March 1998. Subsequent to March 1998, the stockholders' equity accounts reflect the balances of Retek Logistics, Inc. and Retek Inc., which reflects the reincorporation in September 1999.

     General corporate overhead related to HNC's corporate headquarters and common support divisions have been allocated to the Company based on the proportion of the Company's revenues and headcount to HNC's consolidated revenues and headcount. Management believes these allocations reasonably approximate the costs incurred by HNC on behalf of the Company's operations and the costs that would have been incurred if the Company had performed these functions as a stand-alone entity.

     The Company's financing activities are represented by cash transactions with HNC and are reflected in the payable to HNC Software Inc. Activity in the payable to HNC Software Inc. primarily relates to cash activity with HNC as well as cost allocations and other intercompany charges to the Company from HNC.

Financial Statement Preparation

     The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

     Cash equivalents are highly liquid investments and consist of investments in money market accounts and commercial paper purchased with maturities of three months or less.

Property and Equipment

     Property and equipment are recorded at cost. The Company recognizes depreciation and amortization expense using the straight-line method over the estimated useful lives of the assets of three to seven years. The Company amortizes leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred. Depreciation and amortization expense of property and equipment was $2,299, $1,268 and $569 for the years ended December 31, 1999, 1998 and 1997, respectively.

Capitalized Software

     Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

reported at the lower of cost or net realizable value. Through December 31, 1999, no significant amounts were expended subsequent to reaching technological feasibility.

Intangible Assets

     Retek Logistics, Inc. was acquired by HNC in March 1998 in exchange for 143 shares of HNC common stock, 14 of which are subject to an escrow to secure certain indemnification obligations of the former stockholders plus the contingent right, subject to the achievement of certain financial objectives during calendar 1999 and 1998, to receive certain additional shares of HNC common stock. In April 1999, HNC issued an additional 45 shares of HNC common stock for the achievement of these financial objectives during calendar 1998, which was recorded as an addition to goodwill of $1,476 in the consolidated financial statements in 1998. However, any shares granted in the future will not be reflected in the financial position or results of operations of the Company if HNC's share of ownership of the Company at the time of such issuance is less than 95%. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5,781, of which $4,031 has been allocated to intangible assets and $1,750 has been allocated to in-process research and development (see note
5).

     In October 1999, the Company acquired WebTrak Limited ("WebTrak") for a cash payment of $5,333 and a $2,667 convertible note, which was subsequently converted into 177,778 shares of the Company's common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $8,131, of which $6,651 has been allocated to intangible assets and $1,480 has been allocated to in-process research and development (see note 5).

     In conjunction with these purchases, the Company recorded various intangible assets. Intangible assets are comprised of purchased software and other rights that are stated at lower of cost or net realizable value. Intangible assets are amortized as follows:

                                                        ESTIMATED
                                                       USEFUL LIFE     AMORTIZATION METHOD
                                                      -------------    -------------------
Purchased software costs............................  Straight-line      36 to 42 months
Assembled work force................................  Straight-line              3 years
Customer base.......................................  Straight-line         3 to 5 years
Noncompetition agreements...........................  Straight-line              5 years
Trademarks..........................................  Straight-line              5 years
Goodwill............................................  Straight-line              5 years

     Amortization expense of intangible assets was $2,206, $1,152 and $809 for the years ended December 31, 1999, 1998 and 1997, respectively.

Long-Lived Assets

     When events or changes in circumstances warrant, the Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill. An impairment loss would be recognized if the sum of the expected future net cash flows were less than the carrying amount of the asset. No such impairments of long-lived assets existed through December 31, 1999.

Revenue Recognition

     The Company recognizes software license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed and determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence exists to

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Starting in the fourth quarter of 1999, the Company revised the terms of the software licensing agreements for the majority of the software products sold. Under these terms, the Company will provide technical advisory services after the delivery of its products to help its customers exploit the full value and functionality of the Company's products. Revenue from the sale of software licenses under these agreements is recognized over the period that the technical advisory services are performed. For sales made through distributors, resellers and original equipment manufacturers, the Company recognizes revenue at the time these partners report to the Company that they have sold the software to the end user and all revenue recognition criteria have been met. Service revenue includes maintenance revenue, which is deferred and recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed. Consulting services are customarily billed at a fixed daily rate plus out-of-pocket expenses.

     The Company's revenue from contract development services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to income in the period such losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.

     Deferred revenue consists primarily of deferred maintenance revenue.

Income Taxes

     The taxable income or loss of the Company is included in the consolidated tax return of HNC. Income taxes are computed on a stand-alone basis under the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In accordance with HNC's policy, the current tax receivable or payable is included in the amount due to or due from HNC. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

Foreign Currency Translation

     The consolidated financial statements of the Company's international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from the consolidated results of operations and are recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statement of income and are not material.

Diversification of Credit Risk

     The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, which are generally not collateralized. The Company's policy is to place its cash and cash equivalents with high credit quality financial institutions in order to limit the amount of its credit exposure. The Company's software license and installation agreements and commercial

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

development contracts are primarily with large customers in the retail industries. The Company maintains allowances for potential credit losses.

Disclosures about Fair Value of Financial Instruments

     The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.

Comprehensive Income (Loss)

     The Company reports in the consolidated financial statements, in addition to net income (loss), comprehensive income (loss) and its components including foreign currency items. Comprehensive income (loss) is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of FAS 133 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

     In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This SOP retains the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

Net Loss Per Share and Unaudited Pro Forma Net Income Per Share

     Basic net (loss) income per share is calculated based only on the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. For periods prior to the Company's initial public offering, the weighted average basic shares outstanding is a pro forma amount which reflects the September 1999 reincorporation of Retek Inc. and the 40 for .001 stock split of Retek Inc. common shares.

     For the year ended December 31, 1999, the calculation of diluted loss per share excludes 5,771 potential common shares of the Company's common stock attributed to outstanding stock options because their effect would be antidilutive.

     Pro forma unaudited income per common share for the years ended December 31, 1998 and 1997 is calculated for basic income per share only since the Company had no outstanding stock options during those periods.

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Accounts receivable, net:
  Billed....................................................  $25,239    $18,735
  Unbilled..................................................    3,084      4,886
                                                              -------    -------
                                                               28,323     23,621
Less allowance for doubtful accounts........................   (3,940)    (1,571)
                                                              -------    -------
                                                              $24,383    $22,050
                                                              =======    =======

     The following is a rollforward of the activity within the allowance for doubtful accounts:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              ------    ------    -----
Balance at beginning of period..............................  $1,571    $  382    $ 299
Provisions..................................................   2,399     1,652      212
Write-offs..................................................     (30)     (463)    (129)
                                                              ------    ------    -----
Balance at end of period....................................  $3,940    $1,571    $ 382
                                                              ======    ======    =====

     Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be collected within one year.

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Other current assets:
  Other receivables.........................................  $ 3,122    $ 1,976
  Prepaid expenses..........................................    1,568        484
  VAT tax receivable........................................      870        246
                                                              -------    -------
                                                              $ 5,560    $ 2,706
                                                              =======    =======
Property and equipment, net:
  Computer equipment........................................    6,230    $ 3,093
  Furniture and fixtures....................................    5,043      2,943
  Leasehold improvements....................................    1,214        749
                                                              -------    -------
                                                               12,487      6,785
  Less accumulated depreciation and amortization............   (4,196)    (1,898)
                                                              -------    -------
                                                              $ 8,291    $ 4,887
                                                              =======    =======
Intangible assets, net:
  Purchased software costs..................................  $ 8,512    $ 3,572
  Goodwill..................................................    2,423      2,362
  Other.....................................................    2,314        570
                                                              -------    -------
                                                               13,249      6,504
  Less accumulated amortization.............................   (4,291)    (2,494)
                                                              -------    -------
                                                              $ 8,958    $ 4,010
                                                              =======    =======
Accrued liabilities:
  Payroll and related benefits..............................  $ 3,023    $ 2,875
  Other.....................................................        7         95
                                                              -------    -------
                                                              $ 3,030    $ 2,970
                                                              =======    =======

NOTE 3 -- COMMITMENTS

     At December 31, 1999, the Company was obligated through 2004 under non-cancelable operating leases for its facilities and certain equipment as follows:

                                                              FUTURE MINIMUM
                                                              LEASE PAYMENTS
                                                              --------------
2000........................................................     $ 2,002
2001........................................................       2,616
2002........................................................       3,315
2003........................................................       3,110
2004........................................................       2,835
Thereafter..................................................      22,971

     The lease for the Company's headquarters provides for two options to extend the term for five years each with certain changes to the terms of the lease agreement. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $1,340, $758 and $229, respectively,

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

net of sublease income of $1,040, $886 and $261, for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company has licensing arrangements with third party software providers under which it pays a royalty when third party software is delivered to an end user. Each license arrangement contains no minimum royalty payments and has a one-year term, which renews automatically unless terminated by either party. Royalty expense under these licensing arrangements for the years ended December 31, 1999 1998 and 1997 was approximately $3,313, $2,429 and $708.

     At December 31, 1999, the Company had factored accounts receivable to a financial institution aggregating $7,500, which the Company was contingently liable in the event of non-collection.

NOTE 4 -- INCOME TAXES

     Income before income tax (benefit) provision was taxed under the following jurisdictions:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999       1998      1997
                                                              -------    ------    ------
Domestic....................................................  $(7,851)   $6,276    $5,631
Foreign.....................................................      785     1,823     1,012
                                                              -------    ------    ------
                                                              $(7,066)   $8,099    $6,643
                                                              =======    ======    ======

     The income tax (benefit) provision is summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999       1998      1997
                                                              -------    ------    ------
CURRENT:
  Federal...................................................  $    62    $2,258    $  795
  State.....................................................       70       699       168
  Foreign...................................................      250       511       233
DEFERRED:
  Federal...................................................   (1,609)      489     1,070
  State.....................................................     (497)      144       722
  Foreign...................................................       27       120       179
                                                              -------    ------    ------
                                                              $(1,697)   $4,221    $3,167
                                                              =======    ======    ======

     Deferred tax assets are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Taxable pooling-of-interests basis difference...............  $14,620    $15,857
Net operating loss carryforwards............................    5,389         31
Tax credit carryforwards....................................      948        344
Allowance for doubtful accounts.............................    1,464        631
Depreciation................................................      (88)      (175)
Intangible assets...........................................      718       (462)
Accrued liabilities and other...............................      277        706
                                                              -------    -------
  Net deferred tax asset....................................  $23,328    $16,932
                                                              =======    =======

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     A reconciliation of the income tax (benefit) provision to the amount computed by applying the statutory federal income tax rate to income before income tax (benefit) provision is summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1999       1998      1997
                                                                -------    ------    ------
Amounts computed at statutory federal rate..................    $(2,402)   $2,754    $2,259
  State income taxes, net of federal benefit................         16       740       791
  Tax credit carryforwards generated........................       (208)     (429)     (116)
  Non-deductible acquired technology and other
     non-deductible acquisition costs.......................        378     1,004        --
  Foreign income taxes......................................         10        11        68
  Stock based compensation..................................        396        --        --
  Other, net................................................        113       141       165
                                                                -------    ------    ------
Income tax (benefit) provision..............................    $(1,697)   $4,221    $3,167
                                                                =======    ======    ======

     At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $13,536 and $13,482 respectively. Substantially all carryforwards expire in 2019.

     The Company also has approximately $571 of federal research and development credit carryforwards expiring at various dates through 2019, $51 of state research and development credit carryforwards expiring at various dates through in 2014, and $344 of foreign tax credit carryforwards which expire from 2000 to 2004.

NOTE 5 -- ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisition of WebTrak, Inc. (WebTrak) by the Company in October 1999, acquired in-process research and development of $1,480 was charged to operations on the acquisition date. WebTrak's products may be classified into two categories: WebTrak Core Products, which allow parties along the supply chain of a product, to network around a common product tracking database and Retail.com products, which represent the next generation of supply chain applications, retaining the functionality of the WebTrak core products but hosted through a website. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition, WebTrak had a new software product under development, retail.com design, which was completed during 2000.

     In connection with the acquisition of Retek Logistics, Inc. by HNC, acquired in-process research and development of $1,750 was charged to operations on the acquisition date. The Company's products may be classified into two categories: Nautilus, an off-the-shelf warehouse management software system designed to provide the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of acquisition, Retek Logistics, Inc. had a number of new software products under development including Nautilus Versions
6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both completed during 1998 and Nautilus Version 7.0 was completed during 1999.

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6 -- SEGMENT INFORMATION AND MAJOR CUSTOMERS

     The Company operates in one reportable segment. The operations of the Company are primarily conducted in the United States, the Company's country of domicile. Geographic data, determined by references to the location of the Company's operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenue by geographic area:
  United States.............................................  $37,917    $29,183    $17,070
  Canada....................................................    4,295      6,310        860
  United Kingdom............................................    8,402      4,224      3,835
  France....................................................    1,408      1,546      3,358
  Germany...................................................    9,569      1,837         --
  Other.....................................................    7,568     11,933      5,800
                                                              -------    -------    -------
     Total revenue..........................................  $69,159    $55,033    $30,923
                                                              =======    =======    =======

     The following is long-lived asset information by geographic area:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Long-lived assets by geographic area:
  United States.............................................  $16,878    $ 8,987    $ 3,850
  Foreign...................................................      404        193        286
                                                              -------    -------    -------
     Total long-lived assets................................  $17,282    $ 9,180    $ 4,136
                                                              =======    =======    =======

     The Company's foreign sales represent revenues from export sales and international operations. Export sales include sales from the United States to foreign countries. Export sales were $18,164, $12,414 and $2,643 for the years ended December 31, 1999, 1998 and 1997, respectively. International operations include sales by foreign operations.

     During 1999, the Company had sales to two customers that exceeded 10% of the Company's total revenues. Sales to customer A accounted for 13.6% and sales to customer B accounted for 10.8% of the Company's total revenues for fiscal year 1999. No single customer accounted for more than 10% of the Company's total revenue in either 1998 or 1997.

NOTE 7 -- EMPLOYEE BENEFIT PLANS

Retek Inc. Sponsored Plans

     During 1999, the Company adopted the 1999 Equity Incentive Plan (the "Incentive Plan"), the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), the 1999 Director Stock Option Plan (the "Directors Plan") and the Employee Stock Option Exchange Program (the "Exchange Program").

     The Incentive Plan provides for the Compensation Committee of the Board of Directors to award up to 9,000 shares of the Company's common stock in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock or stock bonuses. Nonqualified stock options may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award or 110% of fair market value of the stock at the date of the awards to more than 10% stockholders. Options and stock appreciation rights granted under the Incentive Plan may have a term of up to 10 years. The Compensation Committee of the Board of Directors has the discretion to award

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

restricted stock and stock bonuses, as they deem appropriate. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1999, no options were exercisable.

     The Purchase Plan provides for the issuance of a maximum of 700 shares of common stock. Each purchase period, eligible employees may designate between 2% and 15% of their cash compensation, subject to certain limitations, to be deducted from their pay for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share, as defined by the Purchase Plan, on the first day of the two-year offering period and the date of purchase. Employee contributions to the plan were $396 during the year ended December 31, 1999. No shares were issued to employees during the year ended December 31, 1999.

     The Directors Plan provides for the issuance of up to 400 nonqualified stock options to the Company's outside directors. Under the provisions of the Directors Plan, options to purchase 25 shares of the Company's common stock will be granted to outside directors upon their becoming a member of the Board of Directors and 7.5 additional options will be granted on each anniversary of the initial grant, so long as they remain on the Board of Directors. Options under the Directors Plan will be granted at the fair value of the stock at the grant date and vest entirely at the end of a period of one year from the date of grant. At December 31, 1999, no shares were exercisable.

     In 1999, the Company granted stock options to its employees and directors, under the Equity Incentive Plan and the Directors Plan, to purchase approximately 7,362 shares of the Company's common stock. Of the approximately 7,262 options granted to employees, 6,239 were granted in connection with the exchange of HNC stock options by the Company's employees. These options were granted at an exercise price of $10 per share. The difference between the option price and market value at the date of the grant has been recorded as additional paid-in capital with an offsetting debit within stockholders equity to deferred stock-based compensation. Due to the terms of the vesting, compensation will be accelerated in the early years and resulted in a compensation charge of $1,908 as of December 31, 1999.

     Transactions relating to employees and directors of the Company under the Company's Incentive Plan and Directors Plan during the year ended December 31, 1999 is summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------    --------------
Outstanding at beginning of year............................      0         $    0
  Options granted...........................................  7,416          10.38
  Options canceled..........................................     (5)         10.00
                                                              -----
Outstanding at end of year..................................  7,411          10.38
                                                              -----
Options exercisable at end of year..........................      0
Weighted average fair value of options Granted during the
  year......................................................  $7.62

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    OPTIONS OUTSTANDING
                                                   ------------------------------------------------------
                                                                           WEIGHTED
                                                                            AVERAGE
                                                        NUMBER             REMAINING          WEIGHTED
RANGE OF                                            OUTSTANDING AT        CONTRACTUAL         AVERAGE
EXERCISE PRICES                                    DECEMBER 31, 1999    LIFE (IN YEARS)    EXERCISE PRICE
---------------                                    -----------------    ---------------    --------------
$10.00 to $54.88.................................        7,357               9.83              $10.00
 54.88 to $56.00.................................            7               9.98               54.88
 56.00 to 63.69..................................           18               9.97               56.00
 63.69 to 71.56..................................           14               9.91               63.99
 71.56 to 74.13..................................           13               9.95               71.56
 74.13 to 74.13..................................            2               9.92               74.13
                                                         -----
 10.00 to 74.13..................................        7,411               9.83               10.38
                                                         -----

HNC Software Inc. Sponsored Plans

     During 1995, HNC adopted the 1995 Equity Incentive Plan (the "HNC Incentive Plan") and the 1995 Employee Stock Purchase Plan (the "HNC Purchase Plan"). For purposes of the discussion contained in the two paragraphs below, "fair market value" means the closing price of HNC's common stock on the NASDAQ National Market on the grant date.

     The HNC Incentive Plan provides for the issuance of up to 7,250 shares after 1999 amendments of HNC's common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses to employees of HNC and its affiliates including Retek Inc. and Retek Information Systems, Inc. Nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Incentive Plan may have a term of up to ten years. HNC has the discretion to provide for restrictions and the lapse thereof in respect of restricted stock awards. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, HNC may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1999 employees of the Company held 124 options that were exercisable.

     The HNC Purchase Plan provides for the issuance of a maximum of 650 shares after 1999 amendments of common stock to employees of HNC and its affiliates, including the Company. In each purchase period eligible employees may designate that between 2% and 10% of their cash compensation, subject to certain limitations, be deducted from their compensation for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share on the first date of the twelve-month offering period or the last day of each six-month purchase period.

     During 1998, HNC adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan provides for the issuance of up to 1,000 shares of HNC's common stock in the form of nonqualified stock options to employees, officers, consultants and independent advisors of HNC and its affiliates including the Company. Options granted under the 1998 Plan may have a term of up to ten years. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, HNC may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1999, there were 13 shares exercisable under the 1998 Plan. During 1999 the Company's employees were given the opportunity to exchange their HNC options granted through the HNC Incentive Plan and the 1998 Plan for a grant of the Company's stock options through the Company's Incentive Plan. During 1999 the

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company's employees exchanged 1,136 HNC stock options for the right to receive the Company's stock options.

     All Retek Information Systems, Inc. options, outstanding on the date of the acquisition in 1996, were converted into options to purchase HNC's common stock and adjusted to give effect to the acquisition exchange ratio. Retek Information Systems, Inc. stock options are administered by HNC's Board of Directors. No changes were made to the terms of the Retek Information Systems, Inc. options in connection with the exchange. Those options granted vest ratably over periods from one to four years and have a term of up to ten years. At December 31, 1999 employees of the Company held five options that were exercisable.

     Transactions relating to employees of the Company under HNC's stock option plan during the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                             1999                      1998                      1997
                                                   ------------------------   -----------------------   -----------------------
                                                                WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                AVERAGE                   AVERAGE                   AVERAGE
                                                                EXERCISE                  EXERCISE                  EXERCISE
                                                   SHARES        PRICE        SHARES       PRICE        SHARES       PRICE
                                                   -------   --------------   ------   --------------   ------   --------------
Outstanding at beginning of year.................    1,378       $31.81          981       $28.89          494       $21.19
  Options granted................................      695        27.93          743        35.36          624        32.13
  Options exercised..............................     (408)       30.83         (108)       16.56          (71)        8.94
  Options canceled...............................   (1,325)       31.44         (238)       31.96          (66)       23.23
                                                   -------                    ------                    ------
Outstanding at end of year.......................      340        30.62        1,378        32.81          981        28.89
                                                   =======                    ======                    ======
Options exercisable at end of year...............        0                       233                        93
Weighted average fair value of options Granted
  during the year................................  $ 10.77                    $21.50                    $19.50

Financial Accounting Standard No. 123 Information

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation. Had compensation cost for the Company's stock-based compensation awards and HNC stock-based compensation awards issued to the Company's employees during 1999, 1998 and 1997 been determined based on the fair value at the grant dates of awards consistent with the method of Financial Accounting Standards Board Statement No. 123 ("FAS 123"), the Company's net income and basic and diluted pro forma net income per common share would have been reduced to the pro forma amounts indicated below:

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------    -------    -------
  Net (loss) income:
    As reported............................................    $ (5,369)   $ 3,878    $ 3,476
    Pro forma..............................................     (14,391)    (2,758)      (893)
  Basic and diluted net (loss) income per common share:
    As reported............................................       (0.13)      0.10       0.09
    Pro forma..............................................       (0.35)     (0.07)     (0.02)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1999, 1998 and 1997, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 5.47%, 5.14% and 6.10%; expected volatilities of 100%, 65% and 65%; and expected lives of 2.0, 3.0 and 3.0 years. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997,

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 4.98%, 5.23% and 5.32%; expected volatilities of 100%, 65% and 65%; and an expected life of six months for all three years. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 for HNC stock was $ 10.77, $16.32 and $14.23, respectively. The weighted average fair value of those purchase rights granted in 1999 for the Company's stock was $7.62.

NOTE 8 -- PREFERRED STOCK

     The Company has authorized 5,000 shares of $0.01 par value preferred stock. The specific terms of any preferred stock will be determined by the Company's board of directors prior to issuance.

NOTE 9 -- CONTINGENCIES

     Various claims arising in the course of business, seeking monetary damages and other relief are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 10 -- RELATED PARTY TRANSACTIONS

     As described in Note 1, the combined financial statements include significant transactions with HNC for services such as treasury, cash management, employee benefits, taxes, financial reporting, legal, corporate marketing and general corporate services. HNC charged the Company $1,232, $953 and $348 for such expenses during the years ended December 31, 1999, 1998, 1997, respectively. These charges were principally included in sales and marketing expenses and general and administrative expenses. Management believes these allocations approximate the costs that would have been incurred had the Company performed these functions as a stand-alone entity.

     Beginning in 1998, the Company utilized research and development services of HNC. HNC charged the Company $135 and $1,383 for such expenses for the years ended December 31, 1999 and 1998 respectively.

     Certain of the Company's employees participate in the HNC Purchase Plan. Amounts included in the payable to HNC Software Inc. related to the Purchase Plan were $887, $526 and $181 as of December 31, 1999, 1998 and 1997,
respectively.

     Employees of the Company also participate in an HNC-sponsored 401(k) plan. The Company matched employee contributions up to the lesser of 50% of the employee contribution or eight hundred dollars. Contributions were $293, $120 and $60 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The amount payable to HNC Software Inc. includes allocations of expenses for all corporate services, income taxes and other intercompany transactions, plus cash advances net of repayments. The amount payable does not bear interest. The average monthly balances due to HNC for the years ended December 31, 1999, 1998 and 1997 were, $10,243, $6,728 and $5,370, respectively.

                                   RETEK INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The change in the amount payable to HNC includes the following:

                                                               1999        1998        1997
                                                             --------    --------    --------
Balance at beginning of period.............................  $  5,944    $  6,491    $  6,197
Cost allocations payable to HNC............................     5,408       4,796         760
Cash transfers from HNC....................................    51,456      36,951       4,707
Cash transfers to HNC......................................   (47,409)    (42,294)     (5,173)
                                                             --------    --------    --------
  Net change during the period.............................     9,455        (547)        294
                                                             --------    --------    --------
Balance at end of period...................................  $ 15,399    $  5,944    $  6,491
                                                             ========    ========    ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of RETEK LOGISTICS, INC.

In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Retek Logistics, Inc. (formerly Practical Control Systems Technologies, Inc.) at March 31, 1998 and December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1998 and for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Diego, California
September 9, 1999

                             RETEK LOGISTICS, INC.

                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,    DECEMBER 31,
                                                                ---------    ------------
                                                                  1998           1997
                                                                ---------    ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................     $  559         $  413
  Accounts receivable, net..................................        997          1,061
  Current portion of deferred income taxes..................         13             13
  Other current assets......................................         37             47
                                                                 ------         ------
     Total current assets...................................      1,606          1,534
Property and equipment, net.................................        211            247
Software development costs, net.............................      1,232          1,181
Graphic design costs, net...................................        133            183
Other assets................................................         58             55
                                                                 ------         ------
                                                                 $3,240         $3,200
                                                                 ======         ======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  126         $   79
  Accounts payable, affiliates..............................         --            178
  Accrued liabilities.......................................        352            250
  Deferred revenue..........................................        412            323
                                                                 ------         ------
     Total current liabilities..............................        890            830
Deferred income taxes.......................................        514            493
Stockholders' equity:
  Common stock, without par value -- 5,000,000 shares
     authorized:
     2,237,683 shares issued and outstanding................          1              1
  Paid-in capital...........................................      2,238          2,238
  Retained earnings.........................................       (340)          (299)
  Treasury stock at cost, 144 shares........................        (63)           (63)
                                                                 ------         ------
     Total stockholders' equity.............................      1,836          1,877
                                                                 ------         ------
                                                                 $3,240         $3,200
                                                                 ======         ======

                See accompanying notes to financial statements.

                             RETEK LOGISTICS, INC.

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED          YEAR ENDED
                                                                MARCH 31,              DECEMBER 31,
                                                          ----------------------    ------------------
                                                           1998         1997               1997
                                                          -------    -----------    ------------------
                                                                     (UNAUDITED)
Licensing and other revenue...........................    $1,231        $  957            $5,086
Operating expenses:
  Cost of sales.......................................       431           297             1,880
  Selling, general and administrative.................       670           723             2,813
                                                          ------        ------            ------
     Total operating expenses.........................     1,101         1,020             4,693
                                                          ------        ------            ------
     Income (loss) from operations....................       130           (63)              393
                                                          ------        ------            ------
Other (expense) income, net...........................      (104)           (1)             (211)
Interest expense......................................        --            --                10
                                                          ------        ------            ------
     Income (loss) before income taxes................        26           (64)              172
Income tax expense (benefit)..........................        67           (24)               61
                                                          ------        ------            ------
     Net (loss) income................................    $  (41)       $  (40)           $  111
                                                          ======        ======            ======

                See accompanying notes to financial statements.

                             RETEK LOGISTICS, INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS        YEAR ENDED
                                                                 ENDED MARCH 31,      DECEMBER 31,
                                                               --------------------   ------------
                                                                1998       1997           1997
                                                               ------   -----------   ------------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................   $  (41)    $  (40)        $ 111
  Adjustments to reconcile net (loss) income to net cash
     provided (used in) by operating activities:
  Depreciation and amortization.............................      155        153           634
  Loss on disposition of property and equipment.............       --         --            38
  Increase in bad debts provision...........................       --         --            15
  Deferred income taxes.....................................       21        (23)           31
  Changes in operating assets and liabilities:
     Accounts receivable, trade.............................       64         59          (516)
     Accounts receivable, affiliates........................       --         --            14
     Other assets...........................................     (113)      (163)          (57)
     Accounts payable.......................................       47        105            53
     Accounts payable, affiliates...........................     (178)      (194)          (16)
     Unearned revenue.......................................       89        (10)          216
     Accrued expenses.......................................      102       (214)            1
                                                               ------     ------         -----
       Net cash provided by (used in) operating
          activities........................................      146       (327)          524
                                                               ------     ------         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs................................       --         --          (236)
  Acquisition of non-compete agreement and related assets...       --         --           (61)
  Purchase of property and equipment........................       --         (2)          (32)
  Proceeds from sale of property and equipment..............       --         --            10
                                                               ------     ------         -----
       Net cash used in investing activities................       --         (2)         (319)
                                                               ------     ------         -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit............................................       --        185            --
  Payments on note payable, affiliate.......................       --        (48)         (180)
                                                               ------     ------         -----
       Net cash provided by (used in) financing
          activities........................................       --        137          (180)
                                                               ------     ------         -----
Net increase (decrease) in cash.............................      146       (192)           25
Cash balance, beginning of year.............................      413        388           388
                                                               ------     ------         -----
Cash balance, end of year...................................   $  559     $  196         $ 413
                                                               ======     ======         =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest....................   $   --     $    3         $   9
                                                               ======     ======         =====

                See accompanying notes to financial statements.

                             RETEK LOGISTICS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                    (ACCUMULATED
                                                              COMMON STOCK                            DEFICIT)         TOTAL
                                                             ---------------   PAID-IN   TREASURY     RETAINED     STOCKHOLDERS'
                                                             SHARES   AMOUNT   CAPITAL    STOCK       EARNINGS        EQUITY
                                                             ------   ------   -------   --------   ------------   -------------
BALANCE AT DECEMBER 31, 1996...............................  2,238        1     2,238       (63)         (410)         1,766
Net and comprehensive income...............................                                               111            111
                                                             -----    ------   ------      ----        ------         ------
BALANCE AT DECEMBER 31, 1997...............................  2,238        1     2,238       (63)         (299)         1,877
Net and comprehensive loss.................................                                               (41)           (41)
                                                             -----    ------   ------      ----        ------         ------
BALANCE AT MARCH 31, 1998..................................  2,238    $   1    $2,238      $(63)       $ (340)        $1,836
                                                             =====    ======   ======      ====        ======         ======

                See accompanying notes to financial statements.

                             RETEK LOGISTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

     Retek Logistics, Inc. (formerly Practical Control Systems Technologies, Inc.), an Ohio corporation (the "Company"), is a supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries.

     In March 1998, the Company's stockholders approved an agreement between the Company and HNC Software Inc. ("HNC") pursuant to which the Company's stockholders exchanged all issued and outstanding capital stock of the Company for HNC stock.

     On March 31, 1998 the Company's stockholders received 143 shares of HNC common stock in exchange for all of the issued and outstanding shares of the Company.

Use of Estimates

     The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

     On June 1, 1996, the Company terminated its S Corporation status and recognized deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The Company's current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

Revenue Recognition

     On certain systems development contracts, the percentage of completion method is used to recognize the revenues. The Company measures a contract's progress based on actual costs incurred to date compared to total estimated contract costs. A contract is considered complete once formal acceptance from a customer has been obtained. Because the percentage of completion method requires estimates of costs to complete contracts, it is possible that estimated costs to complete contracts will be revised in the near term. Revenues from software maintenance agreements are deferred and are recognized over the maintenance period. Software licensing revenues are recognized when delivery of the software occurs if the Company does not have to provide additional significant service under the contract. All other revenues are recognized when the services are performed.

     Included in accounts receivable are unbilled accounts receivable, which represent revenue recognized in excess of amounts billed. From time to time, depending upon billing terms, cash may be received in advance of the performance of services or providing systems. When this occurs, these amounts are recorded as unearned revenue.

                             RETEK LOGISTICS, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Cash Equivalents

     The Company considers its investments with an original maturity of three months or less to be cash equivalents. The Company invests excess funds in reverse repurchase agreements for U.S. government securities. At December 31, 1997, the Company had purchased $455 of U.S. government securities under agreements to resell. Generally, the maturity date of the Company's reverse repurchase agreements is the next day of business. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's principal bank from which it purchases the securities. The carrying value of the agreements approximates fair market value because of the short maturity of the investments and the Company believes that it is not exposed to any significant risk on its investments in reverse repurchase agreements.

Software Development Costs

     Costs incurred internally in creating computer software products are charged to expense until technological feasibility of the software has been established. Thereafter, all software production costs are capitalized. Capitalization of computer software costs is discontinued when the product is available for sale to customers. The costs capitalized include the direct labor costs of those involved with the software development effort, their supervision and indirect costs of overhead relating to those employees, the facilities they occupy and equipment they utilize.

     The ultimate realization of these costs requires considerable judgment from management related to the estimated useful life and anticipated future sales. Computer software costs are amortized by the straight-line method over the estimated useful life of the products developed, which is five years. Amortization expense related to software development costs was $69 for the three months ended March 31, 1998, $265 for the year ended December 31, 1997, and $64 for the three months ended March 31, 1997 (unaudited).

Graphic Design Costs

     Costs associated with the production of graphic design applications include computer programs to assist in the sale of the Company's product. These costs have been capitalized and are being amortized by the straight-line method over the asset's estimated useful life of three years. Amortization of graphic design costs was $50 for the three months ended March 31, 1998, $199 for the year ended December 31, 1997 and $50 for the three months ended March 31, 1997 (unaudited).

Property and Equipment

     Property and equipment are recorded at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets of three to seven years. The Company amortizes leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred. Depreciation expense was $35 for the three months ended March 31, 1998, $169 for the year ended December 31, 1997, and $41 for the three months ended March 31, 1998 (unaudited).

Long-Lived Assets

     The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill when events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized if the sum of the expected future net cash flows

                             RETEK LOGISTICS, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

were less than the carrying amount of the asset. No such impairments of long-lived assets existed through March 31, 1998.

Diversification of Credit Risk

     The Company had approximately 29% of its sales for the three months ended March 31, 1998, 42% of its sales for the year ended December 31, 1997, and 49% for the three months ended March 31, 1997 (unaudited) to international customers in South America, Africa, and Asia. The same five customers comprised 91% of revenues for the three months ended March 31 1998, 81% of revenues for the year ended December 31, 1997 and 87% of the revenues for the three months ended March 31, 1997 (unaudited).

Disclosures about Fair Value of Financial Instruments

     The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.

Comprehensive Income

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Interim Results (unaudited)

     The accompanying statement of operations and the related statements of cash flows for the three months ended March 31, 1997 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of results of the interim periods. The data disclosed in these notes to financial statements for this period is also unaudited.

                             RETEK LOGISTICS, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                MARCH 31,    DECEMBER 31,
                                                                  1998           1997
                                                                ---------    ------------
Accounts receivable, net
  Billed....................................................     $  743         $1,090
  Unbilled..................................................        296              4
                                                                 ------         ------
                                                                  1,039          1,094
Less allowance for doubtful accounts........................        (42)           (33)
                                                                 ------         ------
                                                                 $  997         $1,061
                                                                 ======         ======
Property and equipment, net
  Equipment.................................................     $  307         $  308
  Furniture and fixtures....................................         28             28
  Leasehold improvements....................................         77             77
  Purchased software........................................        122            122
                                                                 ------         ------
                                                                    534            535
Less accumulated depreciation and amortization..............       (323)          (288)
                                                                 ------         ------
                                                                 $  211         $  247
                                                                 ======         ======
Software development costs, net
  Software development costs................................     $1,800         $1,680
  Less accumulated amortization.............................       (568)          (499)
                                                                 ------         ------
                                                                 $1,232         $1,181
                                                                 ======         ======
Graphic design costs, net
  Software development costs................................     $  598         $  598
  Less accumulated amortization.............................       (465)          (415)
                                                                 ------         ------
                                                                 $  133         $  183
                                                                 ======         ======

NOTE 3 -- RELATED PARTY TRANSACTIONS

     During 1997, one of the principal stockholders of the Company had a majority stock ownership in Professional Contract Systems Technical Services, Inc. ("Technical Services"), a provider of contract engineering services. Also during 1997, another principal stockholder of the Company had a majority stock ownership in PCS Computers, Inc. ("Computers"), a company engaged in the design and sale of specialized computer systems and electrical components for industrial computer applications. In October 1997, one of the principal stockholders sold his interest in the Company to the other principal stockholder and, subsequently, in November 1997, terminated his employment with the Company.

                             RETEK LOGISTICS, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Operating expenses include the following amounts from related parties:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,          YEAR ENDED
                                                              -------------------    DECEMBER 31,
                                                              1998       1997            1997
                                                              ----    -----------    ------------
                                                                      (UNAUDITED)
Technical services........................................    $ 83        $43           $  483
Computers.................................................     315         10              541
                                                              ----        ---           ------
  Total...................................................    $398        $53           $1,024
                                                              ====        ===           ======

     The Company leases office space from a company owned by one the Company's previous principal stockholders under an agreement expiring December 31, 2002. Rent expense related to this agreement for the three months ended March 31, 1998 was $51, for the year ended December 31, 1997 was $252, and for the three months ended March 31, 1997 (unaudited) $66. At March 31, 1998, the Company was obligated under non-cancelable operating leases for its facilities as follows:

1998......................................................    $  155
1999......................................................       212
2000......................................................       218
2001......................................................       225
2002......................................................       231
                                                              ------
                                                              $1,041
                                                              ======

     The Company purchased equipment, furniture and fixtures in 1996 for consideration equal to an 8.25% note payable to Technical Services in the amount of $196. Monthly principal and interest payments were paid through November 1997. The note was repaid during 1997. The equipment, furniture and fixtures had previously been leased from Technical Services.

NOTE 4 -- LINE OF CREDIT

     In 1996, the Company negotiated a line of credit agreement with a bank that was collateralized by substantially all corporate assets and was payable on demand. The line of credit allowed borrowings of up to $500 with an interest rate equal to the bank's prime rate. No outstanding borrowings existed at December 31, 1997 or at March 31, 1998.

NOTE 5 -- INCOME TAXES

     Prior to June 1, 1996 the Company was taxed as an S Corporation. Income tax expense (benefit) is summarized as follows:

                                                               THREE MONTHS ENDED      YEAR ENDED
                                                                    MARCH 31,         DECEMBER 31,
                                                               -------------------    ------------
                                                               1998       1997            1997
                                                               ----    -----------    ------------
                                                                       (UNAUDITED)
Current....................................................    $45        $ --            $30
Deferred...................................................     22         (24)            31
                                                               ---        ----            ---
                                                               $67        $(24)           $61
                                                               ===        ====            ===

                             RETEK LOGISTICS, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The components of the Company's net deferred tax liability are as follows:

                                                              THREE MONTHS ENDED      YEAR ENDED
                                                                  MARCH 31,          DECEMBER 31,
                                                             --------------------    ------------
                                                             1998        1997            1997
                                                             -----    -----------    ------------
                                                                      (UNAUDITED)
Deferred tax assets:
  Net operating loss carryforwards.......................    $  --       $  40          $  --
  Accounts receivable....................................       17          12             12
  State taxes
  Other..................................................        2           6              1
                                                             -----       -----          -----
     Gross deferred tax assets...........................       19          58             13
Deferred tax liabilities:
  Capitalized software...................................     (501)       (467)          (478)
  Property and equipment.................................      (13)        (15)           (15)
  Other..................................................       (6)         --             --
                                                             -----       -----          -----
     Gross deferred tax liability........................     (520)       (482)          (493)
                                                             -----       -----          -----
       Net deferred tax liability........................    $(501)      $(424)         $(480)
                                                             =====       =====          =====

     A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income before income tax provision (benefit) is summarized as follows:

                                                              THREE MONTHS ENDED      YEAR ENDED
                                                                   MARCH 31,         DECEMBER 31,
                                                              -------------------    ------------
                                                              1998       1997            1997
                                                              ----    -----------    ------------
                                                                      (UNAUDITED)
Amounts computed at statutory federal rate................    $  9       $(22)           $ 59
  State income taxes, net of federal benefit..............      27         (2)             13
  Tax credit carryforwards generated......................      (7)
  Non-deductible purchased technology and other
     non-deductible acquisition costs.....................      37
  S-corp termination deferred balances....................
  Other, net..............................................       1                        (11)
                                                              ----       ----            ----
Income tax provision (benefit)............................    $ 67       $(24)           $ 61
                                                              ====       ====            ====

NOTE 6 -- PROFIT SHARING PLANS

     The Company has a Sec. 401(k) profit sharing plan covering all eligible employees who desire to participate in the plan. Company matching contributions are based on a percentage of the employees' contributions. Company matching contributions were $0 during the three months ended March 31, 1998, $12 during the year ended December 31, 1997, and $0 for the three months ended March 31, 1997 (unaudited). Additionally, the Company may, at its option, contribute a portion of annual profits to the plan. The Company did not make such a contribution during the three months ended March 31, 1998 or the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Retek Inc.

                                          By: /s/ JOHN BUCHANAN
                                            ------------------------------------
                                              John Buchanan
                                              Chairman and Chief Executive
                                              Officer

March 14, 2000

     We, the undersigned directors and executive officer of the Registrant, hereby severally constitute John Buchanan and Gregory A. Effertz, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                     SIGNATURE                                       TITLE (CAPACITY)
                     ---------                                       ----------------

/s/ JOHN BUCHANAN                                    Chairman and Chief Executive Officer
---------------------------------------------------    (PRINCIPAL EXECUTIVE OFFICER)
John Buchanan

/s/ GREGORY A. EFFERTZ                               Vice President, Finance & Administration,
---------------------------------------------------    Chief Financial Officer, Treasurer and
Gregory A. Effertz                                     Secretary (PRINCIPAL FINANCIAL OFFICER)

/s/ N. ROSS BUCKENHAM                                Director
---------------------------------------------------
N. Ross Buckenham

/s/ WARD CAREY                                       Director
---------------------------------------------------
Ward Carey

/s/ CHARLES H. GAYLORD                               Director
---------------------------------------------------
Charles H. Gaylord

/s/ ALEX WAY HART                                    Director
---------------------------------------------------
Alex Way Hart

/s/ GLEN A. TERBEEK                                  Director
---------------------------------------------------
Glen A. Terbeek

/s/ STEPHEN E. WATSON                                Director
---------------------------------------------------
Stephen E. Watson

                                   RETEK INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                      BALANCE AT
                                                      BEGINNING    COSTS AND   DEDUCTIONS/    BALANCE AT
                                                      OF PERIOD    EXPENSES    WRITE-OFFS    END OF PERIOD
                                                      ----------   ---------   -----------   -------------
Year ended December 31, 1999 -- allowance for
  doubtful accounts.................................    1,571        2,399         (30)          3,940
Year ended December 31, 1998 -- allowance for
  doubtful accounts.................................      382        1,652        (463)          1,571
Year ended December 31, 1997 -- allowance for
  doubtful accounts.................................      299          212        (129)            382

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
-------                          -------------------
  2.1**      Agreement and Plan of Merger and Reorganization between
             Retek Logistics, Inc. and Registrant
  2.2        Separation Agreement
  2.3        Technology License Agreement
  2.4        Tax Sharing Agreement
  2.5        Services Agreement
  2.6        Corporate Rights Agreement
  2.7        Stock Contribution Agreement
  3.1        Amended and Restated Certificate of Incorporation of the
             Registrant
  3.2        Bylaws of the Registrant
 10.1*       Industry Solutions Initiative Master Agreement between
     **      Oracle Corporation and Retek Information Systems, Inc.
 10.5**      Retek 1999 Equity Incentive Plan
 10.6**      Retek 1999 Employee Stock Purchase Plan
 10.7**      Retek 1999 Director Stock Option Plan
 10.8**      Employment Agreement of Jeremy Thomas
 21.1        Schedule of Subsidiaries
 23.1        Consent of PricewaterhouseCoopers LLP
 23.2        Consent of PricewaterhouseCoopers LLP
 24.1        Power of Attorney (contained on signature page)
 27.1        Financial Data Schedule

---------------
 * Portions of this Exhibit were granted confidential treatment by the Securities and Exchange Commission. Accordingly, portions thereof were omitted and filed separately.

** Filed as an exhibit to the Company's Registration Statement on Form S-1
   (Registration No. 333-86841), effective November 17, 1999, and incorporated herein by reference.