Form 10-Q
period 2000-03-31
RETEK INC
filed 2000-05-15
CIK 1094360

================================================================================







                             SECURITIES AND EXCHANGE
                                   COMMISSION

                              WASHINGTON, DC 20549

                            -------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD

                                FROM ___ TO ___.

                         COMMISSION FILE NUMBER 0-28121

                            -------------------------

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

                            ------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 1, 2000, the number of shares of the Registrant's common stock outstanding was 46,967,257.

================================================================================

                                   RETEK INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I -- FINANCIAL INFORMATION.........................................................3
  ITEM 1.  Financial Statements.........................................................3
           Consolidated Balance Sheet at March 31, 2000 and December 31, 1999...........3
           Consolidated Statement of Income for the three months ended
             March 31, 2000 and 1999....................................................4
           Consolidated Statement of Cash Flows for the three months ended
             March 31, 2000 and 1999....................................................5
           Consolidated Statement of Changes in Stockholders' Equity and
             Comprehensive Income for the three months ended March 31, 2000.............6
           Notes to the Consolidated Financial Statements...............................7
  ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operation.................................................................10
  ITEM 3.  Quantitative and Qualitative Dislcosures About Market Risk..................24
PART II - OTHER INFORMATION............................................................25
  ITEM 1.  Legal Proceedings...........................................................25
  ITEM 2:  Changes in Securities and Uses of Proceeds..................................26
  ITEM 3:  Defaults Upon Senior Securities.............................................26
  ITEM 4:  Submission of Matters to a Vote of Security Holders.........................26
  ITEM 5:  Other Information...........................................................26
  ITEM 6:  Exhibits and Reports on Form 8-K............................................26

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q contains forward-looking statements in "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual future results.

                         PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                                   RETEK INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  MARCH 31,    DECEMBER 31,
                                                                    2000          1999
                                                                 -----------   ------------
                                                                 (unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents..................................    $  61,891     $  83,680
  Investments................................................        2,000            --
  Accounts receivable, net...................................       22,505        24,383
  Deferred income taxes......................................        1,589         1,612
  Other current assets.......................................        6,606         5,560
                                                                 ---------     ---------
     Total current assets....................................       94,591       115,235
Deferred income taxes........................................       30,668        21,716
Property and equipment, net..................................       12,133         8,291
Intangible assets, net.......................................        8,233         8,958
Other assets.................................................           41            33
                                                                 ---------     ---------
                                                                 $ 145,666     $ 154,233
                                                                 =========     =========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................    $   4,998     $   5,946
  Accrued liabilities........................................        7,932         3,030
  Deferred revenue...........................................       14,233         5,883
  Payable to HNC Software Inc................................           80        15,399
                                                                 ---------     ---------
     Total current liabilities...............................       27,243        30,258
Deferred revenue, net of current portion.....................          381            --
                                                                 ---------     ---------
     Total liabilities.......................................       27,624        30,258
Stockholders' equity:
  Preferred stock, $0.01 par value -- 5,000 shares
     authorized; no shares issued and outstanding............           --            --
  Common stock, $0.01 par value-- 150,000 and 1 shares
     authorized at March 31, 2000 and December 31, 1999,
     respectively, 46,503 shares and 1 shares issued and
     outstanding at March 31, 2000 and December 31, 1999,              465           465
     respectively............................................
  Paid-in capital............................................      142,998       140,089
  Deferred stock-based compensation..........................      (17,348)      (19,978)
Accumulated other comprehensive loss.........................         (768)         (582)
(Accumulated deficit) retained earnings......................       (7,305)        3,981
                                                                 ---------     ---------
     Total stockholders' equity..............................      118,042       123,975
                                                                 ---------     ---------
Total liabilities and stockholders' equity...................    $ 145,666     $ 154,233
                                                                 =========     =========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,

                                                            2000        1999
                                                            ----        ----
Revenue:
  License and maintenance............................     $  6,430    $ 11,658
  Services and other.................................        7,534       4,989
                                                          --------    --------
     Total revenue...................................       13,964      16,647
                                                          --------    --------
Cost of revenue:
  License and maintenance (exclusive of stock
  based compensation of $122  in 2000).................      4,168       1,404
  Services and other (exclusive of stock based
  compensation of $394 in 2000 ).......................      5,509       2,885
                                                          --------    --------
     Total cost of revenue.............................      9,677       4,289
                                                          --------    --------
     Gross profit......................................      4,287      12,358
Operating expenses:
  Research and development (exclusive of stock based
  compensation of $1,291 in 2000)......................      8,008       4,277
  Sales and marketing (exclusive of stock based
  compensation of $575 in 2000)........................      8,671       3,818
  General and administrative (exclusive of stock
    based compensation of $248 in 2000)................      2,303       1,188
  Amortization of stock-based compensation.............      2,630          --
  Acquisition related amortization of intangibles......        779         258
                                                          --------    --------
     Total operating expenses..........................     22,391       9,541
                                                          --------    --------
Operating (loss) income................................    (18,104)      2,817
Other income, net......................................      1,042          16
                                                          --------    --------
  (Loss) income before income tax (benefit) provision..    (17,062)      2,833
Income tax (benefit) provision.........................     (5,776)      1,145
                                                          --------    --------
  Net (loss) income....................................    (11,286)      1,688
                                                          ========    ========
Basic and diluted net loss per common share............      (0.24)
                                                          ========
Weighted average shares used in computing basic and
  diluted net loss per common share....................     46,503
                                                          ========
Pro forma basic net income per common share............                   0.04
                                                                      =========
Weighted average shares used in computing pro forma
  basic net income per common share....................                 40,000
                                                                      ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         2000          1999
                                                     -----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.................................   $(11,286)     $  1,688
  Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:

  Provision for doubtful accounts...................        149           270
  Depreciation and amortization expense.............      1,587           873
  Amortization of stock-based compensation..........      2,630            --
  Deferred income tax expense ......................     (8,929)          (43)
  Tax benefit from stock option transactions........      3,153            --
  Changes in assets and liabilities:
     Accounts receivable............................      1,729        (2,396)
     Other assets...................................     (1,047)        2,223
     Accounts payable...............................       (948)       (1,124)
     Accrued liabilities............................      4,903        (1,020)
     Deferred revenue...............................      8,732           617
                                                       --------      --------
       Net cash provided by operating activities....        673         1,088
                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of investments for sale.............     (2,000)           --
  Acquisitions of property and equipment............     (4,714)       (1,916)
                                                       --------      --------
       Net cash used in investing Activities........     (6,714)       (1,916)
                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Costs incurred from the issuance of common stock..       (243)           --
  Borrowings from HNC Software Inc..................         80        14,440
  Repayments to HNC Software Inc....................    (15,399)      (12,269)
                                                       --------      --------
       Net cash (used in) provided by financing
          activities................................    (15,562)        2,171
                                                       --------      --------
  Effect of exchange rate changes on cash...........       (186)         (223)
                                                       --------      --------
  Net (decrease) increase in cash and cash
    equivalents.....................................    (21,789)        1,120

  Cash and cash equivalents at beginning of
    period..........................................     83,680           415
                                                       --------      --------
  Cash and cash equivalents at end of period........   $ 61,891      $  1,535
                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                  (unaudited)


                                                                         ACCUMULATED
                                COMMON STOCK                DEFERRED        OTHER      RETAINED       TOTAL
                                ------------     PAID-IN   STOCK-BASED  COMPREHENSIVE  EARNINGS   STOCKHOLDERS' COMPREHENSIVE
                              SHARES   AMOUNT    CAPITAL  COMPENSATION       LOSS      (DEFICIT)     EQUITY         LOSS
                              ------   ------    -------  ------------  -------------  ---------     ------     -------------
BALANCE AT DECEMBER 31, 1999... 46,503  $465     $140,089   $(19,978)      $ (582)       $ 3,981    $123,975

Tax benefit from HNC
  Software Inc. stock options..                     3,152                                              3,152
Common stock issuance costs....                      (243)                                              (243)
Amortization of stock-based
  compensation.................                                2,630                                   2,630
Foreign currency translation
  adjustment...................                                              (186)                      (186)      $   (186)
Net loss.......................                                                          (11,286)    (11,286)       (11,286)
                                ------  ----     --------   --------       ------        -------    --------       --------
BALANCE AT MARCH 31, 2000.....  46,503  $465     $142,998   $(17,348)      $ (768)       $(7,305)   $118,042       $(11,472)
                                ======  ====     ========   ========       ======        ========   ========       ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

The Company

         Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc. and WebTrak Limited ("we" "us" or the "Company"), develop Internet based business-to-business commerce networks, warehouse management software solutions, and market and support management decision software products for retailers and their trading partners. The Internet based business-to-business commerce networks provide retailers a single point of access for all members of the retail supply chain. Additional solutions offered through the retail.com portal provide a collaborative approach to traditional retail challenges. These solutions are designed to increase efficiencies by sharing data among retailers and their trading partners, effectively shortening their supply chains. The predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. We are headquartered in Minneapolis, Minnesota.

Basis of Presentation

         We have prepared the accompanying interim consolidated financial statements, without audit, in accordance with the instructions to Form 10-Q and, therefore, the accompanying interim consolidated financial statements do not necessarily include all information and footnotes necessary for a fair presentation of our financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

         We believe the accompanying unaudited financial information for interim periods presented reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The interim financial information contained in this Report on Form 10-Q is not necessarily indicative of the results to be expected for any other interim period or for an entire fiscal year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                   RETEK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

137 "Accounting for Derivative Instruments and Hedging Activities
-- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of FAS 133 is not expected to have a significant impact on our consolidated financial position or results of operations.

         In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in general. Adoption of EITF 00-2 is required for the third quarter of 2000. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in March 2000 delayed the effective date until the second quarter of 2000. We are reviewing the requirements of this standard and have not yet determined the impact of this standard on our consolidated financial statements.

NOTE 2 -- PER SHARE DATA

Basic net loss per share is calculated based only on the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. For periods prior to our initial public offering, the weighted average basic shares outstanding is a pro forma amount which reflects the September 1999 reincorporation of Retek Inc. and the 40 for .001 stock split of Retek Inc. common shares.

For the three months ended March 31, 2000, the calculation of diluted loss per share excludes the impact of the potential exercise of 7,614,250 outstanding stock options because their effect would be antidilutive.

Pro forma unaudited income per common share for the three months ended March 31, 1999 is calculated for basic income per share only since we had no outstanding stock options during those periods.

                                   RETEK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- RECLASSIFICATIONS

         Certain reclassifications have been made to our December 31, 1999 consolidated balance sheet to conform with the presentation at March 31, 2000. These reclassifications had no impact on previously reported stockholders' equity.

NOTE 4 -- SUBSEQUENT EVENTS

         On May 10, 2000, we completed our acquisition of HighTouch Technologies, Inc., ("HighTouch") a provider of real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek Retail CRM, our enterprise-level customer interaction system. In connection with the purchase of HighTouch, we paid $18.0 million in cash and issued approximately 389,057 shares of our common stock to the former sole shareholder of HighTouch. This transaction will be accounted for under the purchase method of accounting. Accordingly, the purchase will be allocated to the estimated fair value of assets acquired, liabilities assumed and purchased in-process research and development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled "Factors That May Impact Future Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

         We completed our initial public offering on November 23, 1999. Prior to the completion of our initial public offering, we were a wholly owned subsidiary of HNC Software Inc., a business-to-business software company that develops and markets predictive software solutions. As of March 31, 2000, HNC owned approximately 86.0% of our outstanding common stock. HNC has informed us that it is their current intention to distribute pro rata to their stockholders, as a dividend, all of the shares of the Company's common stock that HNC owns, subject to the satisfaction and fulfillment of several conditions, including the receipt of a written ruling from the Internal Revenue Service that the distribution qualifies for tax-free treatment under Section 355 of the Internal Revenue Code. However, HNC has the sole discretion to determine whether it will carry out the distribution, and if the distribution is carried out, the timing, structure and terms of the distribution.

         Our business combines the business activities of Retek Information Systems, Inc. and Retek Inc., formerly Retek Logistics, Inc. Founded in 1995, Retek Information Systems, a developer and marketer of Internet-based, business-to-business software solutions for retailers, was acquired by HNC in 1996. Neil Thall Associates, Inc., a developer of predictive software solutions for retailers and a wholly owned subsidiary of HNC since 1991, was merged into Retek Information Systems in April 1997. Financial results of Neil Thall Associates are included in all periods presented. Founded in 1985 as Practical Control Solutions, Inc., Retek Logistics, a developer of warehouse management software solutions, was acquired by HNC in 1998. On September 9, 1999, Retek Logistics was reincorporated as a Delaware corporation and renamed "Retek Inc." Immediately prior to the completion of our initial public offering on November 23, 1999, in connection with the separation of our business from HNC, HNC contributed all of the outstanding capital stock of Retek Information Systems to Retek Inc. Retek Information Systems currently operates as a wholly owned subsidiary.

         The acquisition of Retek Information Systems by HNC allowed for the integration of HNC's patented predictive technology into our software solutions for retailers. We formalized a marketing relationship with Oracle in September 1998, providing us with an effective partnership with a world leader in electronic commerce, an international channel to the largest retailers and the support of Oracle's worldwide sales force.

         Total revenue decreased from $16.6 million in the first quarter of 1999 to $14.0 million in the first quarter of 2000. We generate revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. Until the fourth quarter of 1999, we generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. Starting in the fourth quarter of 1999, we revised the terms of our software licensing agreements for the majority of our software products sold. Under the revised terms, we provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements will be recognized as the technical advisory services are performed. We expect the periods of technical advisory services will generally range from 12 to 24 months, as determined by the customers' objectives. As we continue to recognize license and service revenue over a period of time, rather than upon delivery of the product, we will recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and incur operating losses for several quarters. Deferred revenue consists principally of the unrecognized portion of revenue received under license and maintenance service agreements. Deferred license revenue is recognized ratably or as a percentage of completion based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

         Customers who license our software generally purchase maintenance contracts, typically covering renewable annual periods. In addition, customers may purchase consulting services, which are customarily billed at a fixed daily rate plus out-of-pocket expenses. Contract development services, including new product development services, are typically performed for a fixed fee. We also offer training services that are billed on a per student or per class session basis.

         The growth of our customer base is primarily attributable to our increased market penetration and our expanding product offering. Our investment in research and development, and recent acquisitions and alliances have helped us bring new software solutions to market. These investments produced a suite of decision support solutions in 1997; the retooling of our applications for the web in 1998; and the delivery of Internet-based, business-to-business collaborative planning, critical path and product design solutions in 1999; and several additional collaborative offerings on the retail.com network through the first quarter of 2000. To support our growth during these periods, we also continued to invest in internal infrastructure by hiring employees throughout our various departments.

         We market our software solutions worldwide through direct and indirect sales channels. Revenue generated from our direct sales channel accounted for approximately 97.4% and 85.6% of our total revenue in the first quarter of 2000 and the first quarter of 1999, respectively. Indirect sales channel revenue arises from our relationship with Oracle.

         On October 29, 1999, we completed the purchase of all the outstanding capital stock of WebTrak Limited. WebTrak owns the WebTrack Critical Path and Portfolio Private Label products that we currently distribute. In connection with the purchase of WebTrak, we issued to former WebTrak shareholders notes, which were due on November 26, 1999, in the principal amount of $5.33 million and a convertible note, which was due on November 26, 1999, in the principal amount of $2.67 million. The convertible note was, at the option of the holder, convertible at the time of payment into the number of shares of the Company's common stock equal to the principal amount of the note divided by the initial offering price of $15.00. On November 29, 1999 we issued 177,778 shares of our common stock to the holder of the convertible note in full satisfaction of our obligations. The remaining notes were paid in full on their due date.

         On May 10, 2000, we completed our acquisition of HighTouch Technologies, Inc., a provider of real-time transaction management and customer service solutions, that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek Retail CRM, our enterprise-level customer interaction system. In connection with the purchase of HighTouch, we paid $18.0 million in cash and issued approximately 389,057 shares of our common stock to the former sole shareholder of HighTouch.

         Revenue attributable to customers outside of North America accounted for approximately 31.2% and 58.0% of our total revenue in the first quarter of 2000 and the first quarter of 1999, respectively. Approximately 11.2% and 41.4% of our sales were denominated in currencies other than the U.S. dollar for the first quarter of 2000 and the first quarter of 1999, respectively.

         We primarily sell perpetual licenses for which we recognize revenue in accordance with generally accepted accounting principles, upon meeting each of the following criteria:

       - execution of a written purchase order, license agreement or contract;

       - delivery of software authorization keys;

       - the license fee is fixed and determinable;

       - collectibility of the proceeds is assessed as being probable; and

       - vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement.

         Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. We recognize revenue:

       - for sales made through our distributors, resellers and original equipment manufacturers, at the time these partners report to us that they have sold the software to the end-user and after all revenue recognition criteria have been met;

       - from maintenance agreements related to our software, over the respective maintenance periods;

       - from customer modifications, as the services are performed using the percentage of completion method; and

       - from services, using the percentage of completion method, based on costs incurred to date compared to total estimated costs at completion.

         We record amounts received under contracts in advance of performance as deferred revenue and generally recognize these amounts within one year from receipt. Any amount that will not be recognized within one year of receipt is recorded in non-current deferred revenue.

RESULTS OF OPERATIONS

         The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

                                                                        AS A PERCENTAGE OF
                                                                            TOTAL REVENUE
                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      --------------------
                                                                        2000          1999
                                                                      -------         ----
              Revenue:
                License and maintenance...........................        46.0%      70.0%
                Services and other................................        54.0        30.0
                        Total revenue.............................       100.0       100.0
              Cost of revenue:
                License and maintenance...........................        29.8         8.4
                Services and other................................        39.5        17.4
                        Total cost of revenue.....................        69.3        25.8
              Gross margin........................................        30.7        74.2
              Operating expenses:
                Research and development..........................        57.3        25.7
                Sales and marketing...............................        62.1        22.9
                General and administrative........................        16.5         7.2
                Amortization of stock-based compensation..........        18.8         -
                Acquisition related amortization of intangibles...         5.6         1.5
                        Total operating expenses..................       160.3        57.3
              Operating (loss) income.............................      (129.6)       16.9
              Other income, net...................................         7.5         0.1
              (Loss) income before income tax (benefit) provision.      (122.1)       17.0
              Income tax (benefit) provision......................        41.4         6.9
              Net (loss) income...................................       (80.7)       10.1

              Cost of license and maintenance revenue, as a
              percentage of license and maintenance revenue.......        64.8        12.0
              Cost of services and other revenue, as a percentage
              of services and other revenue.......................        73.1        57.8

Three Months Ended March 31, 2000 and 1999

         Revenue

         Total revenue. Total revenue decreased 16.1% to $14.0 million in the first quarter of

2000 from $16.6 million in the first quarter of 1999.

         License and maintenance revenue. License and maintenance revenue decreased 44.8% to $6.4 million in the first quarter of 2000 from $11.7 million in the first quarter of 1999. The decrease in license revenue in the first quarter of 2000 was primarily due to the revised terms used in negotiating our license contracts. As noted above in the section entitled "Overview", we recently revised the terms of our software license agreements so that revenue is recognized over a number of quarters rather than upon delivery. As a result, year over year quarter revenue decreased in the first quarter of 2000 compared to the first quarter of 1999. However, the average dollar contract value per customer increased for the same time period. Maintenance revenue increased $2.5 million in the first quarter of 2000 compared to the first quarter of 1999 due to a growing base of customers that have installed our software solutions.

         Services and other revenue. Services and other revenue increased 51.0% to $7.5 million in the first quarter of 2000 from $5.0 million in the first quarter of 1999. The increase was due to a $2.5 million increase in consulting services and custom development projects. Our number of billable employees increased to 81 as of March 31, 2000 from 60 as of March 31, 1999. In addition, third party consultants are used on an as needed basis depending upon our allocation of internal resources.

         Cost of Revenue

         Cost of license and maintenance revenue. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into our products; salaries and related expenses of our customer support organization; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 196.9% to $4.2 million in the first quarter of 2000 from $1.4 million in the first quarter of 1999. In the first quarter of 2000, we incurred expenses to support the implementation of the network required for retail.com. In addition, as license and maintenance revenue increases, we expect to experience increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service our growing customer base. We expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

         Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization; cost of third parties contracted to provide consulting services to our customers; and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 91.0% to $5.5 million in the first quarter of 2000 from $2.9 million in the first quarter of 1999. As a percentage of services and other revenue, cost of services and other revenue was 73.1% in the first quarter of 2000 and 57.8% in the first quarter of 1999. The increase in cost as a percentage of revenue in the first quarter of 2000 was due to project fees earned in the first quarter of 1999 that did not require additional costs to complete. During the first quarter of 2000, we continued to expand our consulting services business by increasing the number of personnel to 81 from 60 in the first quarter of 1999.

         Operating Expenses

         Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. We increased investment in research and development in absolute dollars each year since 1995. Research and development expenses increased 87.2% to $8.0 million in the first quarter of 2000 from $4.3 million in the first quarter of 1999. The absolute dollar increase in research and development expenses was due to significant increases in labor costs, which included hired personnel and third party consultants. In the first quarter of 2000, research and development personnel increased to 265 from 120 in the first quarter of 1999. We also invested heavily in the development of new retail.com solutions during the first quarter of 2000. We expect the absolute dollar increase in research and development to continue as we invest in the development of other new solutions.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; rent and facilities costs associated with our regional and international sales offices; and an allocation of facilities and depreciation expenses. Sales and marketing expenses increased 127.1% to $8.7 million in the first quarter of 2000 from $3.8 million in the first quarter of 1999. The increase was primarily due to increases of $2.3 million in personnel and related costs and $1.5 million in marketing expenses. In the first quarter of 2000 personnel and related costs increased due to an increase in the number of sales and marketing employees to 118 from 61 in the first quarter of 1999. The increase during the first quarter of 2000 in personnel and related costs was due to the continued build up of our sales force and marketing operations for our new retail.com product offering.

         General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; legal and other professional services fees; and an allocation of facilities costs and depreciation expenses. General and administrative expenses increased 93.9% to $2.3 million in the first quarter of 2000 from $1.2 million in the first quarter of 1999. The increase in absolute dollars in general and administrative expenses in the first quarter of 2000 was attributable to the growth of the administrative organization to support our overall growth. The increase in the first quarter of 2000 was also due to us incurring additional compliance expenses associated with being an independent public company. In the first quarter of 2000 total general and administrative employees increased to 51 from 31 in the first quarter of 1999. We expect general and administrative expenses to increase in absolute dollars in the foreseeable future to support infrastructure growth.

         Amortization of stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the fair value of our common stock for accounting purposes on the date that certain stock options were granted. This deferred amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We granted stock options to our employees under the 1999 Equity Incentive Plan and to members of our board of directors through both the 1999 Equity Incentive Plan and the 1999 Directors Stock Option Plan. Through March 31, 2000, we had granted stock options to employees to purchase 7,514,250 shares and to members of our board of directors to purchase 100,000 shares of our common stock at an exercise price of $10 per share. Amortization of stock-based compensation was $2.6 million for the first quarter of 2000.

         Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles increased to $779,000 for the first quarter of 2000 from $258,000 for the first quarter of 1999. In connection with the purchase of WebTrak in 1999, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics in 1998, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

         Other income, net. Other income, net increased to $1.0 million in the first quarter of 2000 from $16,000 in the first quarter of 1999. The increase was due to interest income earned on cash equivalents and investments.

         Income tax (benefit) provision. The income tax (benefit)/provision was ($5.8) million in the first quarter of 2000 and was $1.1 million in the first quarter of 1999. These amounts are based on management's estimates of the effective tax rates to be incurred by us during those respective full fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we funded operations primarily through HNC in the form of intercompany advances. Since our initial public offering, we have not obtained further funding from HNC. At March 31, 2000, our cash and cash equivalent balance was $61.9 million. In addition, we had investments in short-term securities of $2.0 million.

         Net cash provided by operating activities was $673,000 in the first quarter of 2000 and $1.1 million in the first quarter of 1999. Principal operating cash flow adjustments that offset our net loss were amortization of stock-based compensation, depreciation and amortization, increases in accrued liabilities and deferred revenue, and decreases in accounts receivable. Uses of cash in the first quarter of 2000 were due to increases in deferred income taxes and other assets and a decrease in accounts payable.

         Net cash used in investing activities was $6.7 million in the first quarter of 2000 and $1.9 million in the first quarter of 1999. In the first quarter of 2000, uses of cash were due to the acquisition of capital equipment, primarily computer equipment and software and purchase of investments.

         Net cash used by financing activities was $15.6 million in the first quarter of 2000. Net cash provided by financing activities was $2.2 million in the first quarter of 1999. Net cash used in the first quarter 2000 included $80,000 in borrowings from HNC and $15.4 million in payments to HNC. Beginning in 1997, HNC implemented a cash management policy that all cash balances were transferred daily from all of HNC's subsidiaries, including us, into a centralized cash management account at HNC. The financing activities with HNC include borrowings and payment from these cash management activities in 1999. Starting in November 1999 these daily transfers to HNC ceased.

         We believe that our current cash and cash equivalents, investments and net cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management has invested the excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

         A portion of our cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. We regularly evaluate, in the ordinary course of business, potential acquisitions of such businesses, products, technologies or data.

         In addition, our ability to enter into any acquisition of a business or assets may be limited if HNC completes the distribution. Specifically, pursuant to the terms of a corporate rights agreement between HNC and us, after the distribution of HNC's remaining shares of our common stock, our ability to issue common stock in connection with acquisitions, offerings or otherwise will be limited for two years, and possibly longer.

FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS

         An investment in our common stock involves a high degree of risk. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this Quarterly Report on Form 10-Q before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors, in addition to others.

         While management is optimistic about our long-term prospects, the following factors, among others, could materially harm our business, operating results and financial condition and should be considered in evaluating the Company.

         Industry's rapid pace of change. If we are unable to develop new software solutions or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our sales may decline. The life cycles of our products are difficult to predict because the business-to-business electronic commerce market for our products is new and emerging and is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render our existing products or services obsolete and unmarketable.

         In developing new products and services, we may:

        - fail to respond to technological changes in a timely or cost-effective manner;

        - encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

        - experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

        - fail to achieve market acceptance of our products and services.

         Fluctuations in quarterly operating results. Our quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If our quarterly operating results fail to meet analysts' expectations, the trading price of our common stock could decline. In addition, significant fluctuations in our quarterly operating results may harm business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

        - the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

        - the demand for and market acceptance of our software solutions;

        - competitors' announcements or introductions of new software solutions, services or technological innovations;

        - our ability to develop, introduce and market new products on a timely basis;

        - customer deferral of material orders in anticipation of new releases or new product introductions;

        - our success in expanding our sales and marketing programs;

        - increased sales of Oracle Retail(TM) during our second fiscal quarter due to seasonally greater sales by Oracle near its fiscal year-end in May;

        - technological changes or problems in computer systems; and

        - general economic conditions which may affect our customers' capital investment levels.

         In addition, we have incurred, and will continue to incur, compensation expense in connection with our grant of options under the 1999 Equity Incentive Plan and the 1999 Directors Stock Option Plan. This expense will be amortized over the vesting period of these granted options, which is generally four years, resulting in lower quarterly income.

         Quarterly expense levels are relatively fixed and are based, in part, on expectations as to future revenue. As a result, if revenue levels fall below our expectations, net income will decrease because only a small portion of our expenses vary with revenue.

         New type of license agreement. Until recently, we generally licensed our products to customers on a perpetual basis, and recognized revenue upon delivery of the products. In the fourth quarter of 1999, we entered into software licensing agreements with revised terms for the majority of new sales of software products. Under the revised agreements, we provide technical advisory services after the delivery of our product to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses and technical advisory services under these agreements is recognized as the services are performed over the contract period, which is generally 12 to 24 months, as determined by our customers' objectives. As we continue to recognize license and service revenues over a period of time, rather than upon the delivery of our products, we will recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and will incur operating losses for several quarters.

         Early stage of development of the retail.com network. We began operation of the retail.com network on September 26, 1999. We incurred, and will continue to incur, significant infrastructure costs in establishing this network. We will continue to invest in new products and services to be offered over the retail.com network in the foreseeable future. Broad and timely acceptance of the retail.com network is subject to a number of significant risks. These risks include:

        - our need to provide value-enhancing software solutions and services on the retail.com network to achieve widespread commercial acceptance of this network;

        - whether our network will be able to support large numbers of retailers and the members of their supply chains; and

        - our need to significantly expand internal resources and incur associated expenses to support planned growth of the retail.com network.

         We have established a subscription pricing model for the software solutions provided on our retail.com network, whereby members pay an annual fee based on the number of the member's employees who will have access to the network. As additional services are added to the retail.com network, we will need to establish pricing models for these new services. If the pricing models for the retail.com network fail to be competitive and profitable or if they are not acceptable to customers, our network will not be commercially successful, which could harm our revenue and business.

         Increased operating expenses. We intend to significantly increase operating expenses as we:

       - increase research and development activities;

       - increase services activities;

       - develop and build the retail.com network;

       - expand our distribution channels;

       - increase sales and marketing activities, including expanding our direct sales force;

       - build our internal information technology system; and

       - operate as an independent public company.

         We will incur expenses before we generate any revenue from this increase in spending. If we do not significantly increase revenue from these efforts, our business and operating results could be seriously harmed.

         Competitive pressures. The market for our software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede our ability to sell additional products and services on terms favorable us. Competitive pressures could reduce our market share or require us to reduce prices, which would reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing or other resources, and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

        - develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive;

        - make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which would increase the ability of their products to address the needs of our customers; and

        - establish or strengthen cooperative relationships with our current or future strategic partners, which would limit our ability to sell products through these channels.

         As a result, we may not be able to maintain a competitive position against current or future competitors.

         Loss of key personnel. We believe that our future success will depend upon our ability to attract and retain highly skilled personnel, including John Buchanan, our chairman and chief executive officer; Gordon Masson, our president, core applications; John L. Goedert, our senior vice president, research and development; Gregory A. Effertz, our vice president, finance and administration and chief financial officer and Jeremy Thomas, our president, retail.com. We currently do not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts except for Jeremy Thomas who has an employment contract that expires in October 2001. The loss of the services of any one or more of these key persons could harm our ability to grow our business.

         We also must attract, integrate and retain skilled sales, research and development, marketing and management personnel. Competition for these types of employees is intense, particularly in our industry. Failure to hire and retain qualified personnel would harm our ability to grow the business.

         Relationships with third parties who implement our products. We rely, and expect to continue to rely, on a number of third parties to implement our software solutions at customer sites. If we are unable to establish and maintain effective, long-term relationships with these implementation providers, or if these providers do not meet the needs or expectations of our customers, our revenue will be reduced and our customer relationships will be harmed. Our current implementation partners are not contractually required to continue to help implement our software solutions. If the number of product implementations continues to increase, we will need to develop new relationships with additional third-party implementation providers to provide these services.

         We may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support our needs. If third-party services are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet customers' implementation needs and would increase our operating expenses and could reduce gross margins. A number of our competitors, including IBM and SAP, have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

         Intellectual property of third parties. We must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties and related parties, including HNC, Lucent, MicroStrategy and Oracle. Our business would be seriously harmed if the providers from whom we license such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or prices or at all. Our inability to maintain or obtain this software could result in shipment delays or reduced sales of our products. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm business and operating results.

         Confidentiality of intellectual property. We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws.

         We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we cannot assure investors that any of our proprietary rights with respect to the retail.com network will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive, and while we are unable to determine the extent to which piracy of its software products exists, software piracy may be a problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We intend to vigorously protect intellectual property rights through litigation and other means. However, such litigation can be costly to prosecute and we cannot be certain that we will be able to enforce our rights or prevent other parties from developing similar technology, duplicating our products or designing around our intellectual property.

         Potential third party claims that our products infringe on their intellectual property. There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grow and the functionality of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

         International sales. Since we sell products worldwide, our business is subject to risks associated with doing business internationally. To the extent that our sales are denominated in foreign currencies, the revenue we receive could be subject to fluctuations in currency exchange rates. If the effective price of the products we sell to our customers were to increase due to fluctuations in foreign currency exchange rates, demand for our technology could fall, which would, in turn, reduce our revenue. We have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue through use of hedging instruments, and we do not currently intend to do so in the future.

         We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

         Acceptance of the Internet. As our software solutions are Internet-based, we depend on the acceptance of the Internet as a communications protocol. However, this acceptance may not continue. Rapid growth of the Internet is a recent phenomenon. The Internet may not be accepted as a viable long-term communications protocol for businesses for a number of reasons. These reasons include:

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

         Errors and defects in our products. Our products are complex and, accordingly, may contain undetected errors or failures when we first introduce them or as we release new versions. This may result in loss of, or delay in, market acceptance of our products and could cause us to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures. In the past, we have discovered software errors in new releases and new products after their introduction. We have incurred costs during the period required to correct these errors, although to date such costs, including costs incurred on specific contracts, have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipments.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of FAS 133 is not expected to have a significant impact on our consolidated financial position or results of operations.

         In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in general. Adoption of EITF 00-2 is required for the third quarter of 2000. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in March 2000 delayed the effective date until the second quarter of 2000. We are reviewing the requirements of this standard and have not yet determined the impact of this standard on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK

         The fair value of our cash, cash equivalents and investments available for sale at March 31, 2000 was $63.9 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. It is our policy to place cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond eighteen months. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not directly affect our financial results, as we have no short- or long-term debt.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We develop products in the United States and sell in North America, Asia and Europe. As a result, financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 11.2% and 41.4% of our total sales were denominated in currencies other than the US dollar in the first quarter of 2000 and the first quarter of 1999, respectively.

EQUITY PRICE RISK

         We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

IMPACT OF EUROPEAN MONETARY CONVERSION

         We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. Through December 31, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. We are still assessing the impact that conversion to the euro will have on our internal systems, the sale of our solutions and the European and global economies. We will take appropriate corrective actions based on the results of our assessment. We have not yet determined the cost related to addressing this issue although we do not expect these costs to be significant.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time we have been subjected to legal proceedings in the ordinary course of business, although we are not currently involved in any material legal proceedings.

ITEM 2:  CHANGES IN SECURITIES AND USES OF PROCEEDS

         (d)  Use of Proceeds

         On November 23, 1999, we completed the initial public offering of our common stock. The managing underwriters in the offering were Credit Suisse First Boston, Robertson Stephens and U.S. Bancorp Piper Jaffray. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-86841). The Securities and Exchange Commission declared the Registration Statement effective on November 17, 1999.

         The offering commenced on November 18, 1999 and terminated on November 23, 1999 after we had sold all of the 6,325,000 shares of common stock registered under the Registration Statement (including 825,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $15.00 per share for an aggregate initial public offering of $94.875 million.

         We have paid a total of $6.6 million in underwriting discounts and commissions and approximately $3.6 million for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10 percent or more of any class of our equity securities or any of our affiliates.

         After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to Retek from the offering were approximately $84.7 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products, including our retail.com product offering, and to expand our operations. A portion of the net offering proceeds were also used to pay $15.4 million in inter-company debt owed to HNC. HNC owns more than 10% of our outstanding common stock. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter of 2000.

ITEM 5:  OTHER INFORMATION

     Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         27.1     Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Retek Inc.

                           By: /s/ Gregory A. Effertz
                              -----------------------
                           Gregory A. Effertz
                           Vice President, Finance and Administration,
                             Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: May 15, 2000