Form 10-Q
period 2000-06-30
RETEK INC
filed 2000-08-14
CIK 1094360

================================================================================


                            SECURITIES AND EXCHANGE
                                   COMMISSION

                              WASHINGTON, DC 20549

                                _______________

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACTS OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD

                                FROM ___ TO ___.

                         COMMISSION FILE NUMBER 0-28121

                                _______________

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




   (Address, including zip code, and telephone number, including area code, of
                    Registrant's Principal Executive Offices)
                                _______________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 1, 2000, the number of shares of the Registrant's common stock outstanding was 47,356,314.


================================================================================

                                   RETEK INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

PART I -- FINANCIAL INFORMATION..................................................................   3

ITEM 1: Financial Statements.....................................................................   3

        Consolidated Balance Sheet at June 30, 2000 and December 31, 1999........................   3

        Consolidated Statement of Income for the six months ended

        June 30, 2000 and 1999...................................................................   4

        Consolidated Statement of Cash Flows for the six months ended

        June 30, 2000 and 1999...................................................................   5

        Consolidated Statement of Changes in Stockholders' Equity and

        Comprehensive Income for the six  months ended June 30, 2000.............................   6

        Notes to the Consolidated Financial Statements... .......................................   7

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations....   9

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk...............................  19

PART II - OTHER INFORMATION......................................................................  20

ITEM 1: Legal Proceedings........................................................................  20

ITEM 2: Changes in Securities and Uses of Proceeds...............................................  20

ITEM 3: Defaults Upon Senior Securities..........................................................  21

ITEM 4: Submission of Matters to a Vote of Security Holders......................................  21

ITEM 5: Other Information........................................................................  21

ITEM 6: Exhibits and Reports on Form 8-K.........................................................  21

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

                        PART I -- FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS.

                                   RETEK INC.

                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           JUNE 30,     DECEMBER 31,
                                                             2000           1999
                                                        -------------   ------------
                                                         (UNAUDITED)
                          ASSETS
Current assets:
  Cash and cash equivalents..........................     $ 38,369        $ 83,680
  Investments........................................        3,908              --
  Accounts receivable, net...........................       22,044          24,383
  Deferred income taxes..............................        1,589           1,612
  Other current assets...............................        9,861           5,560
                                                          --------        --------
     Total current assets............................       75,771         115,235
Investments..........................................        6,045              --
Deferred income taxes................................       34,746          21,716
Property and equipment, net..........................       17,078           8,291
Intangible assets, net...............................       32,978           8,958
Other assets.........................................           59              33
                                                          --------        --------
                                                          $166,677        $154,233
                                                          ========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................     $  5,494        $  5,946
  Accrued liabilities................................        3,600           3,030
  Deferred revenue...................................       33,766           5,883
  Note payable.......................................        3,501              --
  Payable to HNC Software Inc........................          755          15,399
                                                          --------        --------
     Total current liabilities.......................       47,116          30,258
Deferred revenue, net of current portion.............          762              --
                                                          --------        --------
     Total liabilities...............................       47,878          30,258
Stockholders' equity:
  Preferred stock, $0.01 par value -- 5,000 shares
     authorized; no shares issued and outstanding....           --              --
  Common stock, $0.01 par value--150,000 shares
       authorized at June 30, 2000 and December 31,
       1999, 47,356 shares and 46,503 shares issued
       and outstanding at June 30, 2000 and
       December 31, 1999, respectively...............          474             465
Paid-in capital......................................      156,638         140,089
Deferred stock-based compensation....................      (14,554)        (19,978)
Accumulated other comprehensive loss.................       (1,240)           (582)
(Accumulated deficit) retained earnings..............      (22,519)          3,981
                                                          --------        --------
     Total stockholders' equity......................      118,799         123,975
                                                          --------        --------
Total liabilities and stockholders' equity...........     $166,677        $154,233
                                                          ========        ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,

                                                        2000            1999            2000           1999
                                                   --------------  --------------  --------------   ---------

Revenue:
  License and maintenance......................       $ 11,508        $ 15,656        $ 17,938       $ 27,314
  Services and other...........................          8,081           5,387          15,615         10,376
                                                      --------        --------        --------       --------
     Total revenue.............................         19,589          21,043          33,553         37,690
                                                      --------        --------        --------       --------
Cost of revenue:
  License and maintenance (1) (2)..............          5,305           1,854           9,473          3,258
  Services and other (1).......................          5,878           4,577          11,387          7,462
                                                      --------        --------        --------       --------
     Total cost of revenue.....................         11,183           6,431          20,860         10,720
                                                      --------        --------        --------       --------
     Gross profit..............................          8,406          14,612          12,693         26,970
Operating expenses:
  Research and development (1).................          8,786           5,460          16,794          9,737
  Sales and marketing (1)......................          9,642           4,556          18,313          8,374
  General and administrative (1)...............          2,715           1,363           5,018          2,551
  Amortization of stock-based compensation.....          2,794              --           5,424             --
  Acquired in-process research and
    development................................          4,000              --           4,000             --
  Acquisition related amortization of
    intangibles................................          1,763             258           2,542            516
                                                      --------        --------        --------       --------
     Total operating expenses..................         29,700          11,637          52,091         21,178
                                                      --------        --------        --------       --------
Operating (loss) income........................        (21,294)          2,975         (39,398)         5,792
Other income, net..............................            409              (2)          1,451             14
                                                      --------        ---------       --------       --------
  (Loss) income before income tax (benefit)
    provision..................................        (20,885)          2,973         (37,947)         5,806
Income tax (benefit) provision.................         (5,671)          1,201         (11,447)         2,346
                                                      --------        --------        --------       --------
  Net (loss) income............................        (15,214)          1,772         (26,500)         3,460
                                                      ========        ========        ========       ========
Basic and diluted net loss per common share....          (0.32)                          (0.57)
                                                      ========                        ========
Weighted average shares used in computing basic
  and Diluted net loss per common share........         47,036                          46,770
                                                      ========                        ========
Pro forma basic net income per common share....                           0.04                           0.09
                                                                      ========                      =========
Weighted average shares used in computing pro
  forma Basic net income per common share......                         40,000                         40,000
                                                                      ========                      =========



(1) Excludes non-cash, amortization of
stock-based compensation as follows:
Cost of revenue:
 License and maintenance.......................            158              --             306             --
 Services and other............................            401              --             779             --
Operating expenses:
 Research and development......................          1,334              --           2,589             --
 Sales and marketing...........................            626              --           1,216             --
 General and administrative....................            275              --             534             --
                                                      --------        --------       ---------       --------
     Total amortization of stock-based
       compensation............................       $  2,794        $     --        $  5,424       $     --
                                                      ========        ========        ========       ========
(2) Excludes non-cash, acquisition related
amortization of intangibles:...................       $    770        $     92        $  1,273       $    183
                                                      ========        ========        ========       ========



          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                  2000          1999
                                                            ---------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income...............................          $(26,500)        $  3,460
  Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
  Provision for doubtful accounts.................               445            1,491
  Depreciation and amortization expense...........             4,608            1,873
  Amortization of stock-based compensation........             5,424               --
  Acquired in-process research and development....             4,000               --
  Deferred tax benefit............................           (14,868)            (206)
  Tax benefit from stock option transactions......             3,420               37
  Changes in assets and liabilities, excluding
    business acquisitions:
     Accounts receivable..........................             1,894           (8,165)
     Other assets.................................            (4,282)           1,415
     Accounts payable.............................              (523)           1,552
     Accrued liabilities..........................               274              276
     Deferred revenue.............................            28,034             (435)
                                                            --------         --------
       Net cash provided by operating activities..             1,926            1,298
                                                            --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash purchased in business acquisition..........               166               --
  Cash paid for business acquisition..............           (18,694)              --
  Net purchases of investments for sale...........            (9,953)              --
  Acquisitions of property and equipment..........           (10,646)          (2,753)
                                                            --------         --------
       Net cash used in investing activities......           (39,127)          (2,753)
                                                            --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the issuance of Retek common
    stock...................................                   5,635               --
  Proceeds from issuance of notes.................             2,250               --
  Repayment of debt...............................              (693)              --
  Borrowings from HNC Software Inc................               755           28,656
  Repayments to HNC Software Inc..................           (15,399)         (26,673)
                                                            --------         --------
       Net cash (used in) provided by financing
         activities...............................            (7,452)           1,983
                                                            --------         --------
  Effect of exchange rate changes on cash.........              (658)             (13)
                                                            --------         --------
  Net (decrease) increase in cash and cash
    equivalents...................................           (45,311)             515

  Cash and cash equivalents at beginning of
    period........................................            83,680              415
                                                            --------         --------
  Cash and cash equivalents at end of period......          $ 38,369         $    930
                                                            ========         ========

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
  Business acquisition through issuance of Retek
  common stock and stock options..................          $  7,503         $     --
                                                            ========         ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (unaudited)


                                             COMMON STOCK                                               ACCUMULATED
                                          ------------------                              DEFERRED        OTHER
                                                                         PAID-IN        STOCK-BASED    COMPREHENSIVE
                                          SHARES     AMOUNT              CAPITAL        COMPENSATION       LOSS
                                          -------  ---------             -------        ------------   -------------
BALANCE AT DECEMBER 31, 1999.........    46,503         $ 465           $ 140,089      $  (19,978)         $  (582)

Tax benefit from exercise of HNC
  Software Inc. stock options........                                       3,420
Common stock issuance costs..........                                        (287)
Common stock issued under Employee
Stock Purchase Plan..................       464             5               5,917
Common stock and stock options
  issued for acquisition of
  HighTouch..........................       389             4               7,499
Amortization of stock-based
  compensation.......................                                                       5,424
Unrealized loss on investments.......                                                                          (54)
Foreign currency translation
  adjustment.........................                                                                         (604)
Net loss.............................
                                          -----         -----            --------       ---------          -------
BALANCE AT JUNE 30, 2000.............    47,356         $ 474            $156,638       $ (14,554)         $(1,240)
                                         ======         =====            ========       =========          =======


                                          RETAINED            TOTAL
                                          EARNINGS        STOCKHOLDERS'     COMPREHENSIVE
                                         (DEFICIT)           EQUITY              LOSS
                                         ---------        -------------     -------------
BALANCE AT DECEMBER 31, 1999.........    $    3,981         $ 123,975

Tax benefit from exercise of HNC
  Software Inc. stock options........                           3,420
Common stock issuance costs..........                            (287)
Common stock issued under Employee
  Stock Purchase Plan................                           5,922
Common stock and stock options
  issued for acquisition of
  HighTouch..........................                           7,503
Amortization of stock-based
  compensation.......................                           5,424
Unrealized loss on investments.......                             (54)         $   (54)
Foreign currency translation
  adjustment.........................                            (604)            (604)
Net loss.............................       (26,500)          (26,500)         (26,500)
                                          ---------         ---------         --------
BALANCE AT JUNE 30, 2000.............     $ (22,519)        $ 118,799         $(27,158)
                                          =========         =========         ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

The Company

    Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc., WebTrak Limited and HighTouch Technologies, Inc. ("we" "us" or the "Company"), develop Internet based business-to-business commerce networks, warehouse management software solutions, and market and support management decision software products for retailers and their trading partners. The Internet based business-to-business commerce networks provide retailers a single point of access for all members of the retail supply chain. Additional solutions offered through the retail.com portal provide a collaborative approach to traditional retail challenges. These solutions are designed to increase efficiencies by sharing data among retailers and their trading partners, effectively shortening their supply chains. The predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. We are headquartered in Minneapolis, Minnesota.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In 2000, the FASB issued Statement of Accounting Standards No. 138 (FAS
138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which is effective for all fiscal quarters after June 15, 2000. FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. The adoption of FAS 133 and the amendments thereof in FAS 138 are not expected to have a significant impact on our consolidated financial position or results of operations.

    In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the Internet industry and technology in general. Adoption of EITF 00-2 is required for the third quarter of 2000. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." Amendments to the Bulletin delayed the effective date until the fourth quarter of 2000. We are reviewing the requirements of this standard and have not yet determined the impact of this standard on our consolidated financial statements.

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

For the three months and six months ended June 30, 2000, the calculation of diluted loss per share excludes the impact of the potential exercise of 8,503,101 outstanding stock options outstanding at June 30, 2000 because their effect would be antidilutive.

Pro forma unaudited income per common share for the three months and six months ended June 30, 1999 is calculated for basic income per share only since we had no outstanding stock options during those periods.

NOTE 3 - COMMITMENTS

     At June 30, 2000, we have factored accounts receivable to a financial institution aggregating $14.6 million, which we are contingently liable in the event of non-collection.

NOTE 4 - ACQUISITION

     On May 10, 2000, we acquired HighTouch Technologies, Inc. ("HighTouch") for a cash payment of $18.7 million, including direct acquisition costs and 389 shares of Retek common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $30.6 million, of which $26.6 million has been allocated to intangible assets and $4.0 million has been allocated to in-process research and development.

In conjunction with these purchases, we recorded various intangible assets. Intangible assets are comprised of purchased software and other rights that are stated at lower of cost or net realizable value. Intangible assets are amortized as follows:

                                  AMORTIZATION METHOD      ESTIMATED USEFUL LIFE

Purchased software costs........     Straight-line            36 to 42 months
Assembled work force............     Straight-line               3 years
Customer base...................     Straight-line              3 to 5 years
Noncompetition agreements.......     Straight-line               5 years
Trademarks......................     Straight-line               5 years
Goodwill........................     Straight-line               5 years


    In connection with the acquisition of HighTouch, acquired research and development of $4.0 million was charged to operations on the acquisition date. HighTouch's products provide real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek CRM, our enterprise-level customer interaction system. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition, HighTouch had three products under development including Customer Order Management, which was subsequently completed by Retek in July of 2000 and Customer Direct Marketing and Customer Loyalty and Retention, which are still in development.

    The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of HighTouch Technologies, Inc. had taken place at the beginning of each year (dollars in thousands).

                                                    JUNE 30,       JUNE 30,
                                                      2000           1999
Net revenues.................................      $ 33,586       $ 38,963
Net (loss) income............................       (30,649)         1,873
Pro forma net (loss) income per share........         (0.65)          0.05


    The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

NOTE 5 - SUBSEQUENT EVENTS

     On August 7, 2000, HNC Software Inc. announced that its board of directors has declared a dividend on HNC common stock of all the shares of Retek Inc. common stock owned by HNC. As announced by HNC, the 40 million Retek common shares owned by HNC will be distributed by HNC on or about September 29, 2000 as a dividend on each share of HNC common stock that are outstanding on the September 15, 2000 dividend record date. Currently, HNC owns approximately 84.5% of the outstanding Retek common stock. HNC has announced that it has received a private letter ruling from the Internal Revenue Service that HNC's dividend of its shares of Retek common stock will be tax-free to HNC and its stockholders for U.S. federal income tax purposes.

NOTE 6  -- RECLASSIFICATIONS

    Certain reclassifications have been made to our December 31, 1999 consolidated balance sheet to conform with the presentation at June 30, 2000. These reclassifications had no impact on previously reported stockholders' equity.

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

OVERVIEW

     We completed our initial public offering on November 23, 1999. Prior to the completion of our initial public offering, we were a wholly owned subsidiary of HNC Software Inc., a business-to-business software company that develops and markets predictive software solutions. On August 7, 2000, HNC Software Inc. announced that its board of directors has declared a dividend on HNC common stock of all the shares of Retek Inc. common stock owned by HNC. As announced by HNC, the 40 million Retek common shares owned by HNC will be distributed by HNC on or about September 29, 2000 as a dividend on each share of HNC common stock that are outstanding on the September 15, 2000 dividend record date. Currently, HNC owns approximately 84.5% of the outstanding Retek common stock. HNC has announced that it has received a private letter ruling from the Internal Revenue Service that HNC's dividend of its shares of Retek common stock will be tax-free to HNC and its stockholders for U.S. federal income tax purposes.

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

    We market our software solutions worldwide through direct and indirect sales channels. Revenue generated from our direct sales channel accounted for approximately 91.1% and 90.0% for the quarter and six months ended June 30, 2000, respectively as compared to 64.1% and 73.6% for the same periods as of June 30, 1999. Indirect sales channel revenue primarily arises from our relationship with Oracle.

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

    On May 10, 2000, we completed our acquisition of HighTouch Technologies, Inc., a provider of real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek Retail CRM, our enterprise-level customer interaction system. In connection with the purchase of HighTouch, we paid $18.7 million in cash, including direct acquisition costs and issued 389,057 shares of our common stock to the former sole shareholder of HighTouch.

    Revenue attributable to customers outside of North America accounted for approximately 28.9% and 29.9% for the quarter and six months ended June 30, 2000, respectively as compared to 30.4% and 42.6% for the same periods as of June 30, 1999. Approximately 6.1 % and 8.8% of our sales were denominated in currencies other than the U.S. dollar for the quarter and six months as of June 30, 2000, respectively as compared to 3.6% and 19.4% for the same periods as of June 30, 1999.

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


                                                       AS A PERCENTAGE OF             AS A PERCENTAGE OF
                                                          TOTAL REVENUE                  TOTAL REVENUE
                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                 -----------------------------  -----------------------------
                                                      2000           1999            2000           1999
                                                 -------------- --------------  -------------- --------------
Revenue:
  License and maintenance....................          58.7%          74.4%           53.5%          72.5%
  Services and other.........................          41.3           25.6            46.5           27.5
          Total revenue......................         100.0          100.0           100.0          100.0
Cost of revenue:
  License and maintenance....................          27.1            8.8            28.2            8.6
  Services and other.........................          30.0           21.8            34.0           19.8
          Total cost of revenue..............          57.1           30.6            62.2           28.4
Gross margin.................................          42.9           69.4            37.8           71.6
Operating expenses:
  Research and development...................          44.8           25.9            50.0           25.8
  Sales and marketing........................          49.2           21.7            54.5           22.2
  General and administrative.................          13.9            6.5            15.0            6.8
  Amortization of stock-based compensation...          14.3             -             16.2             -
  Acquired in-process research and
    development..............................          20.4             -             11.9             -
  Acquisition related amortization of
    intangibles..............................           9.0            1.2             7.6            1.4
          Total operating expenses...........         151.6           55.3           155.2           56.2
Operating (loss) income......................        (108.7)          14.1          (117.4)          15.4
Other income, net............................           2.1             -              4.3             -
(Loss) income before income tax (benefit)
  provision..................................        (106.6)          14.1          (113.1)          15.4
Income tax (benefit) provision...............         (28.9)           5.7           (34.1)           6.2
Net (loss) income............................         (77.7)           8.4           (79.0)           9.2

Cost of license and maintenance revenue, as a
  percentage of license and maintenance
  revenue....................................          46.1           11.8            52.8           11.9

              Cost of services and other revenue, as a
                percentage of services and other revenue..........    72.7           85.0            72.9           71.9


Three Months Ended and Six Months ended June 30, 2000 and 1999

    Revenue

    Total revenue. Total revenue decreased 6.9% and 11.0% to $19.6 and $33.6 million for the quarter and six months ended June 30, 2000, respectively, from $21.0 and $37.7 million for the same periods in 1999.

    License and maintenance revenue. License and maintenance revenue decreased to $11.5 and $17.9 million for the quarter and six months ended June 30, 2000, respectively, a decrease of 26.5% and 34.3% from comparable periods in prior year. The decrease in license revenue for the quarter and six months ended June 30, 2000 was primarily due to the revised terms used in negotiating our license contracts. As noted above in the section entitled "Overview", we recently revised the terms of our software license agreements so that revenue is recognized over a number of quarters rather than upon delivery. As a result, year over year period revenue decreased in the quarter and six-month period ended June 30, 2000 compared to similar periods in 1999. Maintenance revenue increased $1.3 and $2.5 million for the quarter and six months ended June 30, 2000, respectively, due to the growing base of customers that have installed our software solutions.

    Services and other revenue. Services and other revenue totaled $8.1 and $15.6 million for the quarter and six months ended June 30, 2000, respectively, an increase of 50.0% and 50.5% from comparable periods in prior year. The increase was due to a $3.4 and $6.9 million increase in consulting services and custom development projects for the quarter and six months ended in June 30, 2000, respectively. The number of billable employees increased to 89 as of June 30, 2000 from 65 as of June 30, 1999. In addition, third party consultants are used on an as needed basis depending upon our allocation of internal resources.

    Cost of Revenue

    Cost of license and maintenance revenue. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into our products; third party license consultant costs; salaries and related expenses of our customer support organization; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased to $5.3 and $9.5 million for the quarter and six months ended June 30, 2000, respectively an increase of 186.1% and 190.8% over comparable periods in prior year. As license and maintenance revenue increases, we expect to experience increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service our growing customer base. The number of cost of license and maintenance revenue personnel increased to 35 as of June 30, 2000 from 8 as of June 30, 1999. In addition, we incurred higher third party license consultant costs. We expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

    Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization; cost of third parties contracted to provide consulting services to our customers; and an allocation of facilities and depreciation expense. Cost of services and other revenue increased to $5.9 and $11.4 million for the quarter and six months ended June 30, 2000, respectively an increase of 28.4% and 52.6% over comparable periods in prior year. As a percentage of services and other revenue, cost of services and other revenue was 72.7% and 85.0% in the quarter ended June 30, 2000 and 1999 respectively and 72.9% and 71.9% for the six-month period ended June 30, 2000 and 1999, respectively. During the second quarter of 2000, we continued to expand our consulting services business by increasing the number of personnel to 89 as of June 30, 2000 from 65 as of June 30, 1999.

    Operating Expenses

    Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. We increased investment in research and development in absolute dollars each year since 1995. Research and development expenses increased to $8.8 million and $16.8 million for the quarter and six months ended June 30, 2000 and 1999, respectively, an increase of 60.9% and 72.5% over comparable periods in prior year. The absolute dollar increase in research and development expenses was due to significant increases in personnel costs, which included hired personnel and third party consultants. In the second quarter of 2000, research and development personnel increased to 296 from 139 in the second quarter of 1999. We invested heavily in the development of new product solutions during the first two quarters of 2000. Also, the allocation for facilities and depreciation expense increased as a result of expenditures required for additional office space and capital equipment to support the additional personnel. We expect the absolute dollar increase in research and development to continue as we invest in the development of other new solutions.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; and an allocation of facilities and depreciation expenses. Sales and marketing expenses increased to $9.6 and $18.3 million for the quarter and six months ended June 30, 2000, respectively, an increase of 111.6% and 118.7% over comparable periods in prior year. The increase was primarily due to an increase in personnel and related costs of $1.8 and $3.9 million for the quarter and six-month period ended June 30, 2000, respectively, an increase in third party consulting of $978,000 and $1.5 million for the quarter and six-month period ended June 30, 2000, respectively, and an increase in marketing costs of $1.6 and $3.1 million for the quarter and six-month period ended June 30, 2000, respectively. In the second quarter of 2000 personnel and related costs increased due to an increase in the number of sales and marketing employees to 139 from 60 in the second quarter of 1999. The increase during the second quarter of 2000 in personnel and related costs was due to the continued build up of our sales force and marketing operations. Also, the allocation for facilities and depreciation expense increased as a result of expenditures required for additional office space and capital equipment to support the additional personnel.

    General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; legal and other professional service fees; and an allocation of facilities costs and depreciation expenses. General and administrative expenses increased to $2.7 million and $5.0 million for the quarter and six-month period ended June 30, 2000, respectively, an increase of 99.2% and 96.7% over comparable periods in prior year. The increase in absolute dollars in general and administrative expenses in the quarter and six months ended June 30, 2000 was attributable to the growth of the administrative organization to support our overall growth. Personnel costs increased $577,000 and $1.2 million for the quarter and six-month period ended June 30, 2000, respectively. In the second quarter of 2000 total general and administrative employees increased to 61 from 38 in the second quarter of 1999. The increase was also due to us incurring additional compliance expenses and other professional fees associated with being an independent public company. Also, the allocation for facilities and depreciation expense increased as a result of expenditures required for additional office space and capital equipment to support the additional personnel. We expect general and administrative expenses to increase in absolute dollars in the foreseeable future to support infrastructure growth.

    Amortization of stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the fair value of our common stock for accounting purposes on the date that certain stock options were granted. This deferred amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We granted stock options to our employees under the 1999 Equity Incentive Plan and the HighTouch Technologies, Inc 1999 Stock Option Plan and to members of our board of directors through both the 1999 Equity Incentive Plan and the 1999 Directors Stock Option Plan. Amortization of stock-based compensation was $2.8 and $5.4 million for the quarter and six-month period ended June 30, 2000, respectively.

    Acquired in-process research and development. In connection with the acquisition of HighTouch in May 2000, acquired in-process research and development of $4.0 million was charged to results of operation on the acquisition date. HighTouch is a provider of customized software and services relating to customer relationship management ("CRM"). The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of the company's first fully integrated standardized off-the-shelf CRM product. This in-process R&D project was estimated to achieve technological feasibility in the third quarter of 2000.

    We used an independent appraisal firm to assist us with our valuation of the fair market value of the purchased assets of HighTouch. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. The in-process R&D projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rate) for present valuing of the projected cash flows. Stage of completion was estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility.

    With respect to the projected financial information provided to the appraiser, Retek prepared a detailed set of projections forecasting revenue from the CRM technology as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

    With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 26.2% based upon the following methodology:

    The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 21.2%, which was used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation report prepared by the Company's appraiser used a rate of 26.2% to present value cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

    The HighTouch in-process research and development project continues to progress, in all material respects, consistently with our original assumptions that were provided to the independent appraiser and used to value the in-process research and development.

     These statements regarding revenues and expenses are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. Our inability to complete the in-process technologies within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on our business, financial condition and results of operations.

    Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles increased to $1.8 and $2.5 million for the quarter and six-month period ended June 30, 2000, respectively from $258,000 and $516,000 for the comparable period in 1999. In connection with the purchase of HighTouch Technologies, Inc. in 2000 the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $30.6 million, of which $26.6 million was allocated to intangibles and $4.0 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of WebTrak in 1999, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics in 1998, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

    Other income, net. Other income, net increased to $409,000 and $1.5 million for the quarter months and six months ended June 30,

2000, respectively up from ($2,000) and $14,000 for the same period in 1999. The increase was due to interest income earned on cash equivalents and investments.

    Income tax (benefit) provision. The income tax (benefit)/provision was ($5.7) and ($11.4) million for the quarter and six months ended June 30, 2000, respectively, from $1.2 million and $2.3 million for the same periods in 1999. These amounts are based on management's estimates of the effective tax rates to be incurred by us during those respective full fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we funded operations primarily through HNC in the form of intercompany advances. Since our initial public offering, we have not obtained further funding from HNC. At June 30, 2000, our cash and cash equivalent balance was $38.4 million. In addition, we had investments of $9.9 million.

    Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2000 and $1.3 million for the comparable period in 1999. Principal operating cash flow adjustments that offset our net loss were amortization of stock-based compensation, acquired in-process research and development, depreciation and amortization, increases in deferred revenue, and decreases in accounts receivable. Uses of cash in the for the six months ended June 30, 2000 were due to increases in deferred tax benefit and other assets and a decrease in accounts payable.

    Net cash used in investing activities was $39.1 million for the six months ended June 30, 2000 and $2.8 million for the comparable period in 1999. In the six months ended June 30, 2000, uses of cash were due to the cash paid for business acquisitions, acquisition of capital equipment, primarily computer equipment and software and purchase of investments.

    Net cash used by financing activities was $7.5 million in the six months ended June 30, 2000. Net cash provided by financing activities was $2.0 million for the six months ended June 30, 1999. Net cash used in 2000 included repayment of debt, $755,000 in borrowings from HNC and $15.4 million in payments to HNC. Beginning in 1997, HNC implemented a cash management policy that all cash balances were transferred daily from all of HNC's subsidiaries, including us, into a centralized cash management account at HNC. The financing activities with HNC include borrowings and payment from these cash management activities in 1999. Starting in November 1999 these daily transfers to HNC ceased. Net cash provided by financing activities in 2000 included proceeds from the issuance of common stock and proceeds from the issuance of debt.

    We believe that our current cash and cash equivalents, investments and net cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management has invested the excess of current operating requirements in interest-bearing, investment-grade securities.

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

    Loss of key personnel. We believe that our future success will depend upon our ability to attract and retain highly skilled personnel, including John Buchanan, our chairman and chief executive officer; Gordon Masson, our president; John L. Goedert, our chief operating officer;
Gregory A. Effertz, our vice president, finance and administration and chief financial officer and Jeremy Thomas, our chief technology officer. We currently do not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts except for Jeremy Thomas who has an employment contract that expires in October 2001. The loss of the services of any one or more of these key persons could harm our ability to grow our business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In 2000, the FASB issued Statement of Accounting Standards No. 138 (FAS 138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133", which is effective for all fiscal quarters after June 15, 2000. FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. The adoption of FAS 133 and the amendments thereof in FAS 138 are not expected to have a significant impact on our consolidated financial position or results of operations.

    In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the Internet industry and technology in general. Adoption of EITF 00-2 is required for the third quarter of 2000. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." Amendments to the Bulletin delayed the effective date until the fourth quarter of 2000. We are reviewing the requirements of this standard and have not yet determined the impact of this standard on our consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK

    The fair value of our cash, cash equivalents and investments available for sale at June 30, 2000 was $48.3 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. It is our policy to place cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond eighteen months. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not directly affect our financial results, as we have no short- or long-term debt.

FOREIGN CURRENCY EXCHANGE RATE RISK

    We develop products in the United States and sell in North America, Asia and Europe. As a result, financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 6.1 % and 8.8% of our sales were denominated in currencies other than the U.S. dollar for the quarter and six months as of June 30, 2000, respectively as compared to 3.6% and 19.4% for the same periods as of June 30, 1999.


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

ITEM 2:  CHANGES IN SECURITIES AND USES OF PROCEEDS

    (c) Changes in Securities

    On May 10, 2000, in connection with the acquisition of HighTouch Technologies, Inc., we issued 389,057 shares of our common stock to the former shareholder of HighTouch. The offer and sale of such common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4 (2) thereof. The Company relied on the following criteria to make such exemption available: the fact that there was only one offeree, the size and manner of the offering in the context of a business acquisition, the sophistication of the offeree and the availability of material information.

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

    After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to Retek from the offering were approximately $84.7 million. A portion of the net offering proceeds have been used for general corporate purposes, to provide working capital to develop products, including our retail.com product offering, and to expand our operations. A portion of the net offering proceeds were also used to pay $15.4 million in inter-company debt owed to HNC and $18.7 million was used in connection with the acquisition of HighTouch Technologies, Inc. HNC owns more than 10% of our outstanding common stock. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our annual meeting of stockholders in Minneapolis, Minnesota on May 16, 2000. Of the 46,502,778 shares outstanding as of the record date for the meeting, 44,789,280 shares were present or represented by proxy at the meeting on May 16, 2000. At these meetings the following actions were voted upon:

    a. To elect the following directors to serve for a term ending upon the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified:


              Nominee                            For          Withheld        Against
              Glen A. Terbeek............    44,760,644       28,636                -
              Stephen E. Watson..........    44,745,344       43,936                -


    Following the meeting John Buchanan, N. Ross Buckenham, Ward Carey III, Charles H. Gaylord and Alex Way Hart continued as our directors. Effective August 6, 2000, Charles H. Gaylord resigned from our board of directors.


    b. To ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2000.

                    For             Against         Abstain
                 44,772,504          12,500          4,276

ITEM 5:  OTHER INFORMATION

    On August 7, 2000, HNC Software Inc. announced that its board of directors has declared a dividend on HNC common stock of all the shares of Retek Inc. common stock owned by HNC. As announced by HNC the 40 million Retek common shares owned by HNC will be distributed by HNC on or about September 29, 2000 as a dividend on each share of HNC common stock that are outstanding on the September 15, 2000 dividend record date. Currently, HNC owns approximately 84.5% of the outstanding Retek common stock. HNC has announced that it has received a private letter ruling from the Internal Revenue Service that HNC's dividend of its shares of Retek common stock will be tax-free to HNC and its stockholders for U.S. federal income tax purposes.

    Effective August 6, 2000, Charles H. Gaylord resigned from our board of directors.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    27.1     Financial Data Schedule.

(b) REPORTS ON FORM 8-K.

    A current report on Form 8-K was filed with the Securities and Exchange Commission by Retek on May 25, 2000 to report the consummation of our purchase of HighTouch Technologies, Inc. An amendment to this current report on Form 8-K was filed with the Securities and Exchange Commission by Retek on July 25, 2000 with the required financial information.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Retek Inc.

                                     By: /s/ Gregory A. Effertz
                                         -----------------------
                                         Gregory A. Effertz Vice President,
                                         Finance and Administration, Chief
                                         Financial Officer, Treasurer and
                                         Secretary (Principal Financial and
                                         Accounting Officer)
Date: August 14, 2000