Form 10-Q
period 2000-09-30
RETEK INC
filed 2000-11-14
CIK 1094360

================================================================================


                             SECURITIES AND EXCHANGE
                                   COMMISSION

                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q



    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACTS OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD

                                FROM     TO    .
                                     ---    ---
                         COMMISSION FILE NUMBER 0-28121

                                 ---------------

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

                                ----------------


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 1, 2000, the number of shares of the Registrant's common stock outstanding was 47,842,655.
================================================================================

                                   RETEK INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I -- FINANCIAL INFORMATION...........................................     3

ITEM 1: Financial Statements..............................................     3

            Consolidated Balance Sheet at September 30, 2000 and
                  December 31, 1999.......................................     3

            Consolidated Statement of Income for the nine months ended
                  September 30, 2000 and 1999.............................     4

            Consolidated Statement of Cash Flows for the nine months
                  ended September 30, 2000 and 1999.......................     5

            Consolidated Statement of Changes in Stockholders' Equity and
                  Comprehensive Income for the nine  months ended
                  September 30, 2000......................................     6

            Notes to the Consolidated Financial Statements................     7

ITEM 2:  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................    11

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk........    23

PART II -- OTHER INFORMATION..............................................    23

ITEM 1: Legal Proceedings.................................................    23

ITEM 2: Changes in Securities and Uses of Proceeds........................    23

ITEM 3: Defaults Upon Senior Securities...................................    24

ITEM 4: Submission of Matters to a Vote of Security Holders...............    24

ITEM 5: Other Information.................................................    25

ITEM 6: Exhibits and Reports on Form 8-K..................................    25


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

                         PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                   RETEK INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 2000               1999
                                                                            --------------    ----------
                                                                            (UNAUDITED)
                                                 ASSETS
                       Current assets:
                         Cash and cash equivalents........................     $  30,463        $ 83,680
                         Investments......................................        10,964              --
                         Accounts receivable, net.........................        24,792          24,383
                         Deferred income taxes............................         1,589           1,612
                         Other current assets.............................        14,972           5,560
                                                                               ---------        --------
                            Total current assets..........................        82,780         115,235
                       Investments........................................         6,197              --
                       Deferred income taxes..............................        42,031          21,716
                       Property and equipment, net........................        27,144           8,291
                       Intangible assets, net.............................        30,434           8,958
                       Other assets.......................................            55              33
                                                                               ---------        --------
                                                                               $ 188,641        $154,233
                                                                               =========        ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                       Current liabilities:
                         Accounts payable.................................     $  10,236        $  5,946
                         Accrued liabilities..............................         4,655           3,030
                         Deferred revenue.................................        42,526           5,883
                         Note payable.....................................           533              --
                         Payable to HNC Software Inc......................           596          15,399
                                                                               ---------        --------
                            Total current liabilities.....................        58,546          30,258
                       Deferred revenue, net of current portion...........         5,873              --
                                                                               ---------        --------
                            Total liabilities.............................        64,419          30,258
                       Stockholders' equity:
                         Preferred stock, $0.01 par value -- 5,000 shares
                            authorized; no shares issued and outstanding..            --              --
                         Common stock, $0.01 par value -- 150,000 shares
                              authorized, 47,656 shares and 46,503 shares
                              issued and outstanding at September 30,
                              2000 and December 31, 1999, respectively....           477             465
                       Paid-in capital....................................       170,624         140,089
                       Deferred stock-based compensation..................       (13,260)        (19,978)
                       Accumulated other comprehensive loss...............        (1,593)           (582)
                       (Accumulated deficit) retained earnings............       (32,026)          3,981
                                                                               ---------        --------
                            Total stockholders' equity....................       124,222         123,975
                                                                               ---------        --------
                       Total liabilities and stockholders' equity.........     $ 188,641        $154,233
                                                                               =========        ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)



                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,

                                                                  2000               1999              2000               1999
                                                            ----------------   ----------------   --------------     --------------

      Revenue:
        License and maintenance.......................          $  17,291           $14,078         $  35,229            $41,392
        Services and other............................              9,071             5,991            24,686             16,367
                                                                ---------           -------         ---------            -------
           Total revenue..............................             26,362            20,069            59,915             57,759
                                                                ---------           -------         ---------            -------
      Cost of revenue:
        License and maintenance (1) (2)...............              6,942               821            16,415              4,079
        Services and other (1)........................              6,605             4,180            17,992             11,642
                                                                ---------           -------         ---------            -------
           Total cost of revenue......................             13,547             5,001            34,407             15,721
                                                                ---------           -------         ---------            -------
           Gross profit...............................             12,815            15,068            25,508             42,038
      Operating expenses:
        Research and development (1)..................              9,404             5,012            26,198             14,749
        Sales and marketing (1).......................              9,923             4,574            28,236             12,948
        General and administrative (1)................              2,876             1,525             7,894              4,076
        Amortization of stock-based compensation......              2,837                --             8,261                 --
        Acquired in-process research and
          development.................................                --                 --             4,000                 --
        Acquisition related amortization of
          intangibles.................................              2,398               264             4,940                780
                                                                ---------           -------         ---------            -------
           Total operating expenses...................             27,438            11,375            79,529             32,553
                                                                ---------           -------         ---------            -------
      Operating (loss) income.........................            (14,623)            3,693           (54,021)             9,485
      Other income, net...............................                 75              (344)            1,526               (330)
                                                                ---------           -------         ---------            --------
        (Loss) income before income tax (benefit)
          provision...................................            (14,548)            3,349           (52,495)             9,155
      Income tax (benefit) provision..................             (5,041)            1,716           (16,488)             4,062
                                                                ---------           -------         ---------            -------
        Net (loss) income.............................          $  (9,507)          $ 1,663         $ (36,007)           $ 5,093
                                                                 ========            ======          ========             ======
      Basic and diluted net loss per common share               $   (0.20)                          $   (0.77)
                                                                 ========                            ========
      Weighted average shares used in computing
        basic and diluted net loss per common share...             47,441                              46,995
                                                                =========                           =========

      Pro forma basic net income per common share.....                              $  0.04                              $  0.13
                                                                                    =======                              =======
      Weighted average shares used in computing pro
        forma basic net income per common share.......                               40,000                               40,000
                                                                                    =======                              =======



      (1) Excludes non-cash, amortization of
      stock-based compensation as follows:
      Cost of revenue:
       License and maintenance........................                173                --               504                 --
       Services and other.............................                409                --             1,190                 --
      Operating expenses:
       Research and development.......................              1,347                --             3,924                 --
       Sales and marketing............................                624                --             1,817                 --
       General and administrative.....................                284                --               826                 --
                                                                ---------           -------         ---------            -------
           Total amortization of stock-based
             Compensation.............................          $   2,837           $    --         $   8,261            $    --
                                                                =========           =======         =========            =======
      (2) Excludes non-cash, acquisition related
      amortization of intangibles.....................          $     903           $   149         $   2,177            $   684
                                                                =========           =======         =========            =======

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,

                                                                                  2000             1999
                                                                            ---------------  ----------
             CASH FLOWS FROM OPERATING ACTIVITIES:
               Net (loss) income...................................             $(36,007)        $  5,093
               Adjustments to reconcile net (loss) income to
                  net cash provided by operating activities:
               Provision for doubtful accounts.....................                1,847            1,899
               Depreciation and amortization expense...............                8,529            2,782
               Amortization of stock-based compensation............                8,261               --
               Acquired in-process research and development........                4,000               --
               Deferred tax benefit................................              (22,153)             318
               Tax benefit from stock option transactions..........                5,666              190
               Changes in assets and liabilities, excluding
                 business acquisitions:
                  Accounts receivable..............................               (2,256)         (10,430)
                  Other assets.....................................               (9,389)             171
                  Accounts payable.................................                4,069            1,080
                  Accrued liabilities..............................                1,625             (483)
                  Deferred revenue.................................               41,904             (439)
                                                                                --------         --------
                    Net cash provided by operating activities......                6,096              181
                                                                                --------         --------
             CASH FLOWS FROM INVESTING ACTIVITIES:
               Cash purchased in business acquisition..............                  166               --
               Cash paid for business acquisition..................              (18,694)              --
               Net purchases of investments........................              (17,161)              --
               Acquisitions of property and equipment..............              (12,032)          (3,656)
                                                                                --------         --------
                    Net cash used in investing activities..........              (47,721)          (3,656)
                                                                                --------         --------
             CASH FLOWS FROM FINANCING ACTIVITIES:
               Net proceeds from the issuance of common stock......                5,635               --
               Repayment of debt...................................               (1,411)              --
               Borrowings from HNC Software Inc....................                  596           46,892
               Repayments to HNC Software Inc......................              (15,399)         (43,331)
                                                                                --------         --------
                    Net cash (used in) provided by financing
                      activities...................................              (10,579)           3,561
                                                                                --------         --------
               Effect of exchange rate changes on cash.............               (1,013)              (2)
                                                                                --------         --------
               Net (decrease) increase in cash and cash
                 equivalents.......................................              (53,217)              84

               Cash and cash equivalents at beginning of
                 period............................................               83,680              415
                                                                                --------         --------
               Cash and cash equivalents at end of period..........             $ 30,463         $    499
                                                                                ========         ========

             SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
               Business acquisition through issuance of Retek
               common stock and stock options......................             $  7,503         $     --
                                                                                ========         ========
               Acquisition of property and equipment under
                 capital leases....................................             $ 10,200         $     --
                                                                                ========         ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (unaudited)

                                                       COMMON STOCK
                                             --------------------------------                                         ACCUMULATED
                                                                                                     DEFERRED            OTHER
                                                                                    PAID-IN         STOCK-BASED      COMPREHENSIVE
                                                  SHARES           AMOUNT           CAPITAL        COMPENSATION          LOSS
                                             ---------------  ---------------  ---------------  -----------------   ---------------
   BALANCE AT DECEMBER 31, 1999.........          46,503           $ 465           $140,089          $(19,978)           $  (582)

   Tax benefit from exercise of HNC
     Software Inc. stock options........                                              5,666
   Common stock issuance costs..........                                               (287)
   Common stock issued under Employee
   Stock Purchase Plan..................             464               5              5,917
   Common stock and stock options
     issued for acquisition of
     HighTouch..........................             389               4              7,499
   Common stock issued..................             300               3             10,197
   Deferred stock-based compensation....                                              1,543            (1,543)
   Amortization of stock-based
     Compensation.......................                                                                8,261
   Unrealized gain on investments.......                                                                                       2
   Foreign currency translation
     Adjustment.........................                                                                                  (1,013)
   Net loss.............................
                                                  ------           -----           --------          --------            -------
   BALANCE AT SEPTEMBER 30, 2000........          47,656           $ 477           $170,624          $(13,260)           $(1,593)
                                                  ======           =====           ========          ========            =======





                                               RETAINED              TOTAL
                                               EARNINGS          STOCKHOLDERS'          COMPREHENSIVE
                                               (DEFICIT)            EQUITY                  LOSS
                                             -------------     -----------------    ---------------------
   BALANCE AT DECEMBER 31, 1999.........       $  3,981            $ 123,975

   Tax benefit from exercise of HNC
     Software Inc. stock options........                               5,666
   Common stock issuance costs..........                                (287)
   Common stock issued under Employee
     Stock Purchase Plan................                               5,922
   Common stock and stock options
     issued for acquisition of
     HighTouch..........................                               7,503
   Common stock issued..................                              10,200
   Deferred stock-based compensation....
   Amortization of stock-based
     Compensation.......................                               8,261
   Unrealized loss on investments.......                                   2             $       2
   Foreign currency translation
     Adjustment.........................                              (1,013)               (1,013)
   Net loss.............................        (36,007)             (36,007)              (36,007)
                                               --------            ---------             ---------
   BALANCE AT SEPTEMBER 30, 2000........       $(32,026)           $ 124,222             $ (37,018)
                                               ========            =========             =========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

The Company

    Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc., WebTrak Limited and HighTouch Technologies, Inc. ("we" "us" or the "Company"), develop application software that provides a complete information infrastructure solution to the global retail industry. Our offerings include traditional merchandising capabilities such as inventory management and purchasing; logistics capabilities including warehouse and distribution management; enhanced supply chain solutions such as forecasting, planning, and supply chain visibility; and customer relationship and order management applications. We also provide Internet-based business-to-business commerce applications that offer collaborative capabilities enabling retailers and their trading partners to interact in real-time on a wide variety of tasks. Many of our products incorporate proprietary neural-network predictive technology that enhances the usefulness, accuracy, and adaptability of our applications enabling better decision-making by retailers. We are headquartered in Minneapolis, Minnesota.

Separation from HNC Software Inc.

    On October 2, 2000, HNC Software Inc. ("HNC") announced it had completed its separation of Retek Inc. from HNC through a distribution (the "Distribution") of HNC's entire holding of Retek shares, which consisted of 40 million shares of common stock. HNC previously received a private letter ruling from the Internal Revenue Service that HNC's pro rata distribution of its shares of Retek common stock would be tax-free to HNC and its stockholders for U.S. federal income tax purposes. After the close of the Nasdaq National Market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of Retek common stock for each share of HNC stock held as of the record date.

    For periods prior to the Distribution, our taxable income or losses were included in the consolidated tax returns of HNC. For financial reporting purposes, we computed income taxes on a stand-alone basis. Upon the Distribution, we became responsible for our income taxes and the filing of our own income tax returns. Pursuant to a tax sharing agreement with HNC for periods prior to the Distribution, we were required to pay HNC an amount equal to the tax liability we would have incurred on a separate return basis had we not joined with HNC in filing a consolidated return. To the extent we determine that we would have no tax liability on a separate return basis, HNC will pay us an amount equal to the difference between HNC's consolidated tax liability with us included in its consolidated tax return and the consolidated tax liability that would have been due had we not been included in the consolidated tax return. Similar provisions are defined under the tax sharing agreement for state tax returns, which are filed on a group or unitary basis. As of September 30, 2000, we had a net deferred tax asset of $43.6 million, which includes a net operating loss carryforward incurred prior to the Distribution. Any amounts owed to us by HNC upon final determination of tax benefits received by HNC through the Distribution are classified as deferred income tax assets until such determination is made.

Basis of Presentation

    We have prepared the accompanying interim consolidated financial statements, without audit, in accordance with the instructions to Form 10-Q and, therefore, the accompanying interim consolidated financial statements do not necessarily include all information and footnotes necessary for a fair presentation of our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the Internet industry and technology in general. Adoption of EITF 00-2 was required for the third quarter of 2000. The adoption of EITF 00-2 did not have a significant impact on our consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." Amendments to the Bulletin delayed the effective date until the fourth quarter of 2000. Adoption of Staff Accounting Bulletin No. 101 is not expected to have a significant impact on our consolidated financial position or results of operations.

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

    For the three months and nine months ended September 30, 2000, the calculation of diluted loss per share excludes the impact of the potential exercise of 8,399,533 stock options outstanding at September 30, 2000 because the effect would be antidilutive.

    Pro forma unaudited income per common share for the three months and nine months ended September 30, 1999 is calculated for basic income per share only since we had no outstanding stock options during those periods.

NOTE 3 - ACQUISITION

    On May 10, 2000, we acquired HighTouch Technologies, Inc. ("HighTouch") for a cash payment of $18.7 million, including direct acquisition costs and 389,057 shares of our common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $30.6 million, of which $26.6 million has been allocated to intangible assets and $4.0 million has been allocated to in-process research and development.

In conjunction with these purchases, we recorded various intangible assets. Intangible assets are comprised of purchased software and other rights that are stated at lower of cost or net realizable value. Intangible assets are amortized as follows:


                                                          AMORTIZATION METHOD         ESTIMATED USEFUL LIFE

                    Purchased software costs.....           Straight-line                36 to 42 months
                    Assembled work force.........           Straight-line                    3 years
                    Customer base................           Straight-line                  3 to 5 years
                    Noncompetition agreements....           Straight-line                    5 years
                    Trademarks...................           Straight-line                    5 years
                    Goodwill.....................           Straight-line                    5 years

    In connection with our acquisition of HighTouch, acquired research and development of $4.0 million was charged to operations on the acquisition date. HighTouch's products provide real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek CRM, our enterprise-level customer interaction system. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition, HighTouch had three products under development including Customer Order Management, which was subsequently completed by Retek in July of 2000 and Customer Direct Marketing and Customer Loyalty and Retention, which are still in development.

    The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of HighTouch had taken place at the beginning of each year (dollars in thousands).

                                                        NINE MONTHS      NINE MONTHS
                                                           ENDED            ENDED
                                                         SEPTEMBER        SEPTEMBER
                                                          30, 2000        30, 1999
                  Net revenues.....................    $  59,948        $ 59,306
                  Net (loss) income................      (40,156)          2,883
                  Basic and Pro forma net (loss)
                  income per share.................        (0.85)           0.07


    The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

NOTE 4 -- STRATEGIC ALLIANCE WITH IBM

    On September 5, 2000 we entered into a strategic relationship with International Business Machines Corporation ("IBM"). Pursuant to this relationship, Retek and IBM will jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement ("Stock Agreement") pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and providing to us IBM hardware and software for use by us during the initial term of the relationship. This IBM hardware and software will be used by us to adapt our retail applications Retail Server exchange platform and on-line marketplace to IBM's DB Universal Database. This arrangement has been accounted for as a capital lease of the hardware and software. Accordingly, the aggregate fair value of our common shares issued of $10.2 million has been included in property and equipment and is being amortized using the straight line method over the twenty-seven month term of this portion of the arrangement.

    The Stock Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements in 2001, 2002 and 2003. Under the Stock Agreement, we will be obligated to pay IBM $5 million, $10 million and $15 million related to 2001, 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Agreement, are met. The Stock Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met.

NOTE 5 -- SALE OF FUTURE ACCOUNTS RECEIVABLE

    During the quarter ended September 30, 2000, we sold our interest in $10 million of future accounts receivable due to us under contracts with various customers. These balances were sold to a financial institution. The amount received for these future balances due are included in deferred revenue as of September 30, 2000.

NOTE 6 -- RECLASSIFICATIONS

    Certain reclassifications have been made to our December 31, 1999 consolidated balance sheet to conform with the presentation at September 30, 2000. These reclassifications had no impact on previously reported stockholders' equity.

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

OVERVIEW

We completed our initial public offering on November 23, 1999. Prior to the completion of our initial public offering, we were a wholly owned subsidiary of HNC Software Inc., a business-to-business software company that develops and markets predictive software solutions. On October 2, 2000, HNC announced it had completed its separation of Retek Inc. from HNC through a distribution to HNC's stockholders (the "Distribution") of HNC's entire holding of Retek shares, which consisted of 40 million shares of common stock. HNC previously received a private letter ruling from the Internal Revenue Service that HNC's pro rata distribution of its shares of Retek common stock would be tax-free to HNC and its stockholders for U.S. federal income tax purposes. After the close of the Nasdaq National Market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of Retek common stock for each share of HNC stock held as of the record date.

    Our business combines the business activities of Retek Information Systems, Inc. and Retek Inc., formerly Retek Logistics, Inc. Founded in 1995, Retek Information Systems, a developer and marketer of Internet-based, business-to-business software solutions for retailers, was acquired by HNC in 1996. Founded in 1985 as Practical Control Solutions, Inc., Retek Logistics, a developer of warehouse management software solutions, was acquired by HNC in 1998. The acquisition of Retek Information Systems by HNC allowed us to integrate HNC's patented predictive technology into our software solutions for retailers. On September 9, 1999, Retek Logistics was reincorporated as a Delaware corporation and renamed "Retek Inc." Immediately prior to the completion of our initial public offering on November 23, 1999, in connection with the separation of our business from HNC, HNC contributed all of the outstanding capital stock of Retek Information Systems to Retek Inc. Retek Information Systems currently operates as a wholly owned subsidiary.

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

The growth of our customer base is primarily attributable to our increased market penetration and our expanding product offering. Our investment in research and development, and recent acquisitions and alliances have helped us bring new software solutions to market. These investments produced a suite of decision support solutions in 1997; the retooling of our applications for the web in 1998; the delivery of Internet-based business-to-business collaborative planning, critical path and product design solutions in 1999; and several additional collaborative offerings available for delivery through public marketplaces, private exchanges and Retek's own hosted service through 2000. To support our growth during these periods, we also continued to invest in internal infrastructure by hiring employees across various departments.

    We market our software solutions worldwide through direct and indirect sales channels. Revenue generated from our direct sales channel accounted for approximately 93.6% and 91.5% for the quarter and nine months ended September 30, 2000, respectively, as compared to 74.8% and 74.0% for the same periods as of September 30, 1999. Indirect sales channel revenue primarily arises from our relationship with Oracle.

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

    On May 10, 2000, we completed our acquisition of HighTouch Technologies, Inc., a provider of real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek Retail CRM, our enterprise-level customer interaction system. In connection with the purchase of HighTouch, we paid $18.7 million in cash, including direct acquisition costs, and issued 389,057 shares of our common stock to the former sole shareholder of HighTouch.

On September 5, 2000 we entered into a strategic relationship with International Business Machines Corporation ("IBM"). Pursuant to this relationship, Retek and IBM will jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement ("Stock Agreement") pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and IBM providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. The Stock Agreement requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to Retek software applications sold under the joint marketing and selling arrangements in 2001, 2002 and 2003. Under the Stock Agreement, we will be obligated to pay IBM $5 million, $10 million and $15 million related to 2001, 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Agreement, are met. The Stock Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met.

    Revenue attributable to customers outside of North America accounted for approximately 17.3 % and 24.3% for the quarter and nine months ended September 30, 2000, respectively as compared to 33.3% and 39.4% for the same periods as of September 30, 1999. Approximately 9.6% and 8.8% of our sales were denominated in currencies other than the U.S. dollar for the quarter and nine months as of September 30, 2000, respectively as compared to 5.9% and 14.7% for the same periods as of September 30, 1999.

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

                                                            AS A PERCENTAGE OF                   AS A PERCENTAGE OF
                                                               TOTAL REVENUE                        TOTAL REVENUE
                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                   -----------------------------------  ----------------------------------
                                                          2000               1999              2000               1999
                                                   -----------------  ----------------- -----------------  ---------------
       Revenue:
         License and maintenance.................          65.6%             70.1%              58.8%             71.7%
         Services and other......................          34.4              29.9               41.2              28.3
                 Total revenue...................         100.0             100.0              100.0             100.0
       Cost of revenue:
         License and maintenance.................          26.3               4.1               27.4               7.1
         Services and other......................          25.1              20.8               30.0              20.2
                 Total cost of revenue...........          51.4              24.9               57.4              27.3
       Gross margin..............................          48.6              75.1               42.6              72.7
       Operating expenses:
         Research and development................          35.7              25.0               43.7              25.4
         Sales and marketing.....................          37.6              22.8               47.1              22.4
         General and administrative..............          10.9               7.6               13.2               7.1
         Amortization of stock-based
           compensation                                    10.8                 -               13.8                 -
         Acquired in-process research and
           Development...........................           -                   -                6.7                 -
         Acquisition related amortization of
           intangibles...........................           9.1               1.3                8.2               1.4
                 Total operating expenses........         104.1              56.7              132.7              56.3
       Operating (loss) income...................         (55.5)             18.4              (90.1)             16.4
       Other income, net.........................           0.3              (1.7)               2.5              (0.6)
       (Loss) income before income tax (benefit)
         provision...............................         (55.2)             16.7              (87.6)             15.8
       Income tax (benefit) provision............         (19.1)              8.6              (27.5)              7.0
       Net (loss) income.........................         (36.1)              8.1              (60.1)              8.8

       Cost of license and maintenance revenue,
         as a percentage of license and
         maintenance revenue.....................           40.1              5.8               46.6               9.9

       Cost of services and other revenue, as a
         percentage of services and other
         revenue.................................           72.8             69.8               72.9              71.1



Three Months Ended and Nine Months Ended September 30, 2000 and 1999

    Revenue

    Total revenue. Total revenue increased 31.4% and 3.7% to $26.4 and $59.9 million for the quarter and nine months ended September 30, 2000, respectively, from $20.1 and $57.8 million for the same periods in 1999.

    License and maintenance revenue. License and maintenance revenue was $17.3 and $35.2 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 22.8% and a decrease of 14.9% from comparable periods in 1999. As noted above in the section entitled "Overview", we recently revised the terms of our software license agreements so that revenue is recognized over a number of quarters rather than upon delivery. The increase in license revenue for the three months ended September 30, 2000 compared to the same period in 1999 was due to the growing number of customers that have installed our software solutions and had concurrent advisory periods during the three months ended September 30, 2000. The decrease in license revenue for the nine months ended September 30, 2000 was primarily due to the revised terms used in negotiating our license contracts. As a result, year over year period revenue decreased in the nine month period ended September 30, 2000 compared to the same period in 1999. Maintenance revenue increased $2.2 and $7.3 million for the quarter and nine months ended September 30, 2000, respectively, due to the growing base of customers that have installed our software solutions.

    Services and other revenue. Services and other revenue totaled $9.1 and $24.7 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 51.4% and 50.8% from comparable periods in prior year. The increases were due to $3.1 and $10.0 million increases in consulting services and custom development projects for the quarter and nine months ended September 30, 2000, respectively. Our number of billable employees increased to 90 as of September 30, 2000 from 69 as of September 30, 1999. In addition, third party consultants are used on an as needed basis depending upon our allocation of internal resources.

    Cost of Revenue

    Cost of license and maintenance revenue. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into our products; third party license consultant costs; salaries and related expenses of our customer support organization; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue was $6.9 and $16.4 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 746.6% and 302.4% over comparable periods in 1999. As license and maintenance revenue increases, we expect to experience increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service our growing customer base. The number of cost of license and maintenance revenue personnel increased to 38 as of September 30, 2000 from 7 as of September 30, 1999. In addition, we incurred higher third party license consultant costs. We expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

    Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization; cost of third parties contracted to provide consulting services to our customers; and an allocation of facilities and depreciation expense. Cost of services and other revenue was $6.6 and $18.0 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 58.0% and 54.5% over comparable periods in 1999. As a percentage of services and other revenue, cost of services and other revenue was 72.8% and 69.8% in the quarters ended September 30, 2000 and 1999, respectively, and 72.9% and 71.1% for the nine months ended September 30, 2000 and 1999, respectively. During the third quarter of 2000, we continued to expand our consulting services business, increasing the number of personnel to 90 as of September 30, 2000 from 69 as of September 30, 1999.

    Operating Expenses

    Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. We have increased investment in research and development in absolute dollars each year since 1995. Research and development expenses were $9.4 and $26.2 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 87.6% and 77.6% over comparable periods in 1999. The absolute dollar increases in research and development expenses were due to significant increases in personnel costs, which included costs related to hired personnel and third party consultants. Research and development personnel increased to 298 in the third quarter of 2000 from 184 in the third quarter of 1999. We invested heavily in the development of new product solutions during the first three quarters of 2000, including the integration of HighTouch Technologies, Inc.'s product suite into our own. Also, the allocation for facilities and depreciation expense increased as a result of expenditures for additional office space and capital equipment required to support the additional personnel. We expect the absolute dollar increase in research and development expenses to continue as we invest in the development of other new solutions.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; and an allocation of facilities and depreciation expenses. Sales and marketing expenses were $9.9 and $28.2 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 116.9% and 118.1% over comparable periods in 1999. The increases were primarily due to increases in personnel and related costs of $3.1 and $7.1 million for the quarter and nine months ended September 30, 2000, respectively, increases in third party consulting of $774,000 and $2.3 million for the quarter and nine months ended September 30, 2000, respectively, and increases in marketing costs of $746,000 and $3.8 million for the quarter and nine months ended September 30, 2000, respectively. In the third quarter of 2000, personnel and related costs increased due to an increase in the number of sales and marketing employees to 138 from 74 in the third quarter of 1999. The increase in personnel and related costs in 2000 was due to the continued build up of our sales force and marketing operations. Also, the allocation for facilities and depreciation expense increased as a result of expenditures required for additional office space and capital equipment to support the additional personnel.

    General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; legal and other professional service fees; and an allocation of facilities costs and depreciation expenses. General and administrative expenses were $2.9 million and $7.9 million for the quarter and nine months ended September 30, 2000, respectively, increases of 88.6% and 93.7% over comparable periods in 1999. The increases in absolute dollars in general and administrative expenses in the quarter and nine months ended September 30, 2000 were attributable to the growth of the administrative organization required to support our overall growth. Personnel and related costs increased $334,000 and $1.4 million for the quarter and nine months ended September 30, 2000, respectively. In the third quarter of 2000 our total number of general and administrative employees increased to 63 from 35 in the third quarter of 1999. The increase was also due to us incurring additional compliance expenses and other professional fees associated with being an independent public company. In addition, the allocation for facilities and depreciation expense increased as a result of expenditures for additional office space and capital equipment required to support the additional personnel. We expect general and administrative expenses to increase in absolute dollars in the foreseeable future to support infrastructure growth.

    Amortization of stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the fair value of our common stock for accounting purposes on the date that certain stock options were granted. This deferred amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We granted stock options to our employees under the 1999 Equity Incentive Plan and the HighTouch Technologies, Inc. 1999 Stock Option Plan and to members of our board of directors through both the 1999 Equity Incentive Plan and the 1999 Directors Stock Option Plan. Amortization of stock-based compensation was $2.8 and $8.3 million for the quarter and nine months ended September 30, 2000, respectively.

    Acquired in-process research and development. In connection with our acquisition of HighTouch Technologies, Inc. in May 2000, acquired in-process research and development of $4.0 million was charged to results of operation on the acquisition date. HighTouch is a provider of customized software and services relating to customer relationship management ("CRM"). The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of the company's first fully integrated standardized off-the-shelf CRM product. This in-process research and development project was estimated to achieve technological feasibility in 2000.

    We used an independent appraisal firm to assist us with our valuation of the fair market value of the purchased assets of HighTouch. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. The in-process research and development projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rate) for present valuing of the projected cash flows. Stage of completion was estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility.

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

    The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 21.2%, which was used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation report prepared by our appraiser used a rate of 26.2% to present value cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

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

    Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles increased to $2.4 and $4.9 million for the quarter and nine months ended September 30, 2000, respectively, from $264,000 and $780,000 for the comparable periods in 1999. In connection with our purchase of HighTouch in 2000, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $30.6 million, of which $26.6 million was allocated to intangibles and $4.0 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of WebTrak in 1999, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics in 1998, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

    Other income, net. Other income, net increased to $75,000 and $1.5 million for the quarter and nine months ended September 30, 2000, respectively, up from ($344,000) and ($330,000) for the same periods in 1999. The increase was due to interest income earned on cash equivalents and investments.

    Income tax (benefit) provision. The income tax (benefit)/provision was ($5.0) and ($16.5) million for the quarter and nine months ended September 30, 2000, respectively, down from $1.7 million and $4.1 million for the same periods in 1999. These amounts are based on management's estimates of the effective tax rates to be incurred by us during those respective full fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we funded operations primarily through HNC in the form of intercompany advances. Since our initial public offering, we have not obtained further funding from HNC. At September 30, 2000, our cash and cash equivalent balance was $30.5 million. In addition, we had investments of $17.2 million.

    Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2000 and $181,000 for the comparable period in 1999. Principal operating cash flow adjustments that offset our net loss were amortization of stock-based compensation, acquired in-process research and development, depreciation and amortization, increases in deferred revenue, accounts payable, and accrued liabilities. Uses of cash for the nine months ended September 30, 2000 were due to increases in deferred tax benefit, other assets and accounts receivable, which was partially offset by an increase in the provision for doubtful accounts.

    Net cash used in investing activities was $47.7 million for the nine months ended September 30, 2000 and $3.7 million for the comparable period in 1999. In the nine months ended September 30, 2000, uses of cash were due to the cash paid for business acquisitions, acquisition of capital equipment, primarily computer equipment and software, purchase of investments and the purchase of investments for sale.

    Net cash used by financing activities was $10.6 million in the nine months ended September 30, 2000. Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 1999. Net cash used in 2000 included repayment of debt, $596,000 in borrowings from HNC and $15.4 million in payments to HNC. Beginning in 1997, HNC implemented a cash management policy that all cash balances were transferred daily from all of HNC's subsidiaries, including us, into a centralized cash management account at HNC. The financing activities with HNC include borrowings and payment from these cash management activities in 1999. Starting in November 1999, these daily transfers to HNC ceased. Net cash provided by financing activities in 2000 included proceeds from the issuance of common stock.

    We believe that our current cash and cash equivalents, investments and net cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management has invested the excess of current operating requirements in interest-bearing, investment-grade securities.

    As discussed in the financial statement footnotes, during the quarter ended September 30, 2000 we sold our interest in $10 million future accounts receivable balances due to us under contracts with various customers. The amount received for these future balances due are included in the deferred revenue balances as of September 30, 2000. These sales did not impact our days sales outstanding (DSO) calculation as the amounts collected related to balances due in the future that were not yet recorded as accounts receivable in our financial statements as of September 30, 2000.

    A portion of our cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. We regularly evaluate, in the ordinary course of business, potential acquisitions of such businesses, products, technologies or data.

    In addition, our ability to enter into any acquisition of a business or assets may be limited pursuant to the terms of a corporate rights agreement between HNC and us. Our ability to issue common stock in connection with acquisitions, offerings or otherwise will be limited until September 29, 2002, and possibly longer.

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

    While management is optimistic about our long-term prospects, the following factors, among others, could materially harm our business, operating results and financial condition and should be considered when evaluating us.

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

    Fluctuations in quarterly operating results. Our quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If our quarterly operating results fail to meet analysts' expectations, the trading price of our common stock could decline. In addition, significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

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

    In addition, we have incurred, and will continue to incur, compensation expense in connection with our grant of options under our 1999 Equity Incentive Plan and our 1999 Directors Stock Option Plan. This expense will be amortized over the vesting period of these granted options, which is generally four years, resulting in lower quarterly income.

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

    We may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support our needs. If third-party services are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet customers' implementation needs and would increase our operating expenses and could reduce gross margins. A number of our competitors, including SAP, have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

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

    In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the Internet industry and technology in general. Adoption of EITF 00-2 was required for the third quarter of 2000. The adoption of EITF 00-2 did not have a significant impact on our consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." Amendments to the Bulletin delayed the effective date until the fourth quarter of 2000. Adoption of Staff Accounting Bulletin No. 101 is not expected to have a significant impact on our consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK

    The fair value of our cash, cash equivalents and investments available for sale at September 30, 2000 was $47.6 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. It is our policy to place cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond eighteen months. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not directly affect our financial results.

FOREIGN CURRENCY EXCHANGE RATE RISK

    We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 9.6% and 8.8% of our sales were denominated in currencies other than the U.S. dollar for the quarter and nine months as of September 30, 2000, respectively as compared to 5.9% and 14.7% for the same periods as of September 30, 1999.

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

ITEM 2:  CHANGES IN SECURITIES AND USES OF PROCEEDS

    (c) Changes in Securities

    On September 5, 2000 we entered into a strategic relationship with IBM. Pursuant to his relationship, Retek and IBM will jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and IBM providing to us IBM hardware and software for use by us during the initial term of the relationship.

    The offer and sale of such common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4
(2) thereof. The Company relied on the following criteria to make such exemption available: the fact that there was only one offeree, the size and manner of the offering in the context of entering into a strategic business relationship and obtaining the use of certain assets, the sophistication of the offeree and the availability of material information.

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

    After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Retek from the offering were approximately $84.7 million. A portion of the net offering proceeds have been used for general corporate purposes, to provide working capital to develop products, including our retail.com product offering, and to expand our operations. A portion of the net offering proceeds were also used to pay $15.4 million in inter-company debt owed to HNC and $18.7 million was used in connection with the acquisition of HighTouch Technologies, Inc. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the third quarter of 2000.

ITEM 5:  OTHER INFORMATION

    On October 2, 2000, HNC Software Inc. announced it had completed its separation of Retek Inc. from HNC through a distribution to HNC's stockholders of HNC's entire holding of Retek shares, which consisted of 40 million shares of common stock. HNC previously received a private letter ruling from the Internal Revenue Service that HNC's pro rata distribution of its shares of Retek common stock would be tax-free to HNC and its stockholders for U.S. federal income tax purposes. After the close of the Nasdaq National market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of Retek common stock for each share of HNC stock held as of the record date.

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

                                   Retek Inc.

                                   By: /s/ Gregory A. Effertz
                                   -------------------------------------
                                   Gregory A. Effertz Vice President,
                                   Finance and Administration, Chief
                                   Financial Officer, Treasurer and
                                   Secretary (Principal Financial and
                                   Accounting Officer)

Date: November 14, 2000