Form 10-K405
period 2000-12-31
RETEK INC
filed 2001-04-02
CIK 1094360

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates of the Registrant was approximately [$728,210,079] as of March 27, 2001, based upon the closing price of $[23.75] on the Nasdaq National Market reported on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 27, 2001, the number of shares of common stock outstanding was [48,382,958].

     DOCUMENTS INCORPORATED BY REFERENCE: Information required by Part III of this document is incorporated by reference to certain portions of our definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be held May 29, 2001 (to be filed).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   RETEK INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     INDEX

PART I......................................................    3
  Item 1: Business..........................................    3
  Item 2: Property..........................................   14
  Item 3: Legal Proceedings.................................   14
  Item 4: Submission of Matters to a Vote of Security
     Holders................................................   14
PART II.....................................................   14
  Item 5: Market for Registrant's Common Equity and Related
     Stockholder Matters....................................   14
  Item 6: Selected Consolidated Financial Data..............   16
  Item 7: Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   16
  Item 7A: Qualitative And Quantitative Disclosures About
     Market Risk............................................   31
  Item 8: Financial Statements and Supplementary Data.......   32
  Item 9: Changes In and Disagreements With Accountants on
     Accounting and Financial Disclosure....................   32
PART III....................................................   33
  Item 10: Directors and Executive Officers of the
     Registrant.............................................   33
  Item 11: Executive Compensation...........................   33
  Item 12: Security Ownership of Certain Beneficial Owners
     and Management.........................................   33
  Item 13: Certain Relationships and Related Transactions...   33
PART IV.....................................................   34
  Item 14: Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................   34

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

                                     PART I

ITEM 1:  BUSINESS

GENERAL

     We develop application software that provides a complete information infrastructure solution to the global retail industry. Our software solutions enable retailers to use the Internet to communicate and collaborate efficiently with suppliers, distributors, wholesalers, logistics providers, brokers, transportation companies, consolidators, and manufacturers that make up the global retail supply chain.

     We enhance the ability of retailers to interact with their trading partners and their customers by providing supply chain and customer relationship management solutions. We provide collaborative marketplace solutions through our own hosted offering, retail.com, and similar packaged offerings which run on our customers' hardware.

     We market our software solutions through our direct and indirect sales channels primarily to retailers who sell to their customers through traditional retail stores, catalogs, and/or Internet-enabled storefronts. To date, we have licensed our solutions across a variety of retail industry sectors to over 150 retailers.

     We were originally incorporated in Ohio in 1985 as Practical Control Solutions, Inc., which was renamed Retek Logistics, Inc. in April 1999. In September 1999, Retek Logistics, Inc. was reincorporated as a Delaware corporation and renamed Retek Inc. On November 23, 1999, we completed our initial public offering. Prior to the completion of our initial public offering, we were a wholly-owned subsidiary of HNC Software, Inc. ("HNC"), a business-to-business software company that develops and markets predictive software solutions. On October 2, 2000, HNC announced that it had completed the separation of Retek from HNC effective September 29, 2000 through the distribution pro rata to HNC's stockholders, as a dividend, of all of the shares of Retek common stock owned by HNC.

     Our principal executive offices are located at 801 Nicollet Mall, 11th Floor, Minneapolis, Minnesota 55402 and our telephone number is (612) 630-5700. Our common stock is listed on the Nasdaq National Market under the symbol "RETK." Our web site is http://www.retek.com. The information on our web site is not part of this Annual Report on Form 10-K.

     "Retek" is a trademark of Retek and "retail.com" is a service mark of Retek. All other trademarks or service marks appearing in this Annual Report on Form 10-K are trademarks or service marks of the respective companies that use them. Unless otherwise stated, the terms "Retek", "we" or "us" used in this prospectus refer to Retek Inc. and its consolidated subsidiaries.

RETEK SOLUTION

     Most large and mid-sized retailers have historically relied upon custom-built systems, typically developed internally, to manage their interactions with trading partners and customers. Many of these systems use 1970s mainframe technology, are not Internet-enabled, and do not permit collaboration among the retailer's partners, suppliers and other members of the supply chain. More recently, retailers have begun to purchase packaged solutions with a specific retail industry focus. These products typically lack the scalability required by larger retailers and are not Internet-enabled. Being "scalable" means being able to handle and verify large volumes of data regarding products, customers, and stores. Enterprise resource planning systems have also been adopted on a limited scale. These complex systems are expensive to implement and maintain, typically lack the scalability required by retailers, and do not have a specific retail industry focus. Recently introduced business-to-business electronic commerce products do not offer specific retail industry focus and typically lack the scalability and integration required by retailers.

     Today, retailers face the additional challenges posed by operating in a multi-channel environment. Not only must they address the inventory management challenges of traditional store operations, retailers are expanding sales outlets to include the Internet, catalog, kiosk and other distribution networks. This multi-channel environment increases the complexity of coordinating inventories and creates a need for a supply chain and inventory management solution. It's a major challenge for retailers as customers want the best price, but they also demand the best service. To meet consumer expectations a retailer needs to deliver the retailing experience on the customer's terms, which means having the right product, at the right time, in the right place. To do that a retailer needs a comprehensive, integrated software infrastructure that spans from supplier to consumer -- giving the retailer the visibility, flexibility and control to meet that demand.

     We believe that a market opportunity exists to provide retailers with a software solution that is both server and Internet-enabled, collaborative and designed specifically for the retail industry. This solution should be easy-to-use, leverage a retailer's existing investments in information technology and be sufficiently flexible to meet the specific needs of a particular retail sector, such as fashion, mass merchandise or food and drug. In addition, the solution should be highly scalable to process and analyze vast amounts of product sales and supplier performance data unique to the retail industry.

     We have developed and deployed server and Internet-enabled software solutions that enable retailers to manage all of their operations throughout the retail supply chain. These operations include customer relationship management, merchandising, supply chain management and logistics operations. The key features of our software solutions are:

     - Real time visibility. Our solutions provide retailers with critical information on product availability and demand when they need it. This information helps our customers maintain optimal inventory levels and increase customer satisfaction.

     - Optimization. Our solutions leverage advanced mathematical algorithms to develop accurate and effective plans and forecasts which enable retailers to price and stock items at optimal levels.

     - Value-Based Solutions. Our solutions are designed to quickly and measurably drive financial returns for retailers by increasing sales, reducing overall inventory levels, enabling faster inventory turns, and improving customer satisfaction.

     - Collaborative supply chain. Our solutions link retailers with their trading partners to facilitate collaboration across all aspects of the supply chain, from the initial prediction of customer demand through product design and manufacturing, to inventory management. We believe that by facilitating this collaboration we will enable retailers to reduce unnecessary costs and time-to-market delays, while increasing product quality and improving margins.

     - Robust, predictive and analytic technologies. Our solutions provide advanced predictive tools to process and analyze the vast amounts of data available to retailers. Our unique, proprietary technologies enable retailers to identify patterns in data that may not otherwise be visible. This information helps our customers reduce inventories, increase marketing effectiveness and improve customer satisfaction.

     - Internet-enabled, easy-to-use and rapidly deployable solutions. Our Internet-enabled software solutions are easy to use and rapidly deployable. Retailers and their trading partners can access many of our solutions from any desktop with an Internet interface, and our software can be made available to all employees. Furthermore, because our software solutions are Internet-enabled, their deployment can reduce capital infrastructure and maintenance costs.

     - Highly scalable and retail sector focused. Our solutions are built specifically to address the unique scalability requirements of the retail industry. In addition, we have developed solutions that meet the specific requirements of particular retail sectors, including fashion, mass merchandise and food and drug.

STRATEGY

     Our mission is to help the retail industry create, manage and fulfill consumer demand. In pursuing this goal, we intend to maintain our status as a leading provider of fully scalable server and Internet-enabled software solutions for the retail industry. Key elements of our strategy include:

     - Continue to secure commitments for the replacement of large scale merchandising systems, maintaining our strong presence in this segment. We are a leading provider of these large scale solutions and we intend to build upon our leadership position by enhancing our product offerings, expanding our distribution capabilities, and ensuring our replacement systems tightly integrate with our other key software solutions.

     - Gain market share among larger retailers in the rapidly growing customer relationship management, supply chain management, and logistics segments of the retail market. Retailers are increasingly focusing on these areas of the retail supply chain, among others, for opportunities to improve their business performance. They are looking to increase sales, improve customer satisfaction, reduce inventories, reduce time to market, and reduce overall costs. We believe our solutions in each of these areas can provide the benefits retailers are seeking.

     - Enhance our distribution efforts to more broadly and rapidly deliver our robust software solutions to the largest possible number of customers. We have historically relied primarily on our own sales force to sell our products. As we expand our product offerings we intend to identify and take advantage of new distribution alternatives including, among others, partnerships and acquisitions in order to enhance the effectiveness of our distribution efforts.

     - Adapt our services offerings to changing market requirements. We intend to emphasize our high-value propositions and our traditional implementation models in order to address the lower cost of deployment requirements of mid-market retailers. The needs of our customers are constantly changing and we are aggressively pursuing new ways to provide high value added services which complement our software solutions.

     - Introduce existing customers to a broader offering of our software solutions. We intend to expand the use of our products within existing client accounts. We have sold our software solutions to more than 150 retailers, primarily large companies, across a range of retail sectors. We intend to further penetrate these accounts by cross-selling our other software solutions or suites of software solutions, all of which are independently deployable, and by introducing clients to our new collaborative software solutions.

     - Leverage our experience in retail. We will continue to leverage our expertise in providing solutions to retailers. Since our formation, we have developed and deployed software solutions designed specifically for retailers. Our solutions address the need of retailers to process and track the millions of transactions they complete with their consumers and to communicate and transact business with their large, geographically diverse supply chain members. This focus on the retail industry permits us to constantly update and expand our offerings and to effectively develop new technologies to address the specific needs of the retail industry.

     - Expand our relationship with implementation and hosting partners. We have established relationships with large, international system integrators and consulting firms, such as Accenture and IBM. These firms provide sales leads, implementation expertise and valuable third party endorsement of our software solutions. We plan to expand these relationships to increase our capacity to sell and implement our solutions. Systems integrators and consulting firms have a strong influence on software purchasing decisions within large retailers and they are looking for solutions which can be quickly deployed, are customizable, and will deliver promised benefits to their customers.

     - Extend our technological leadership We intend to increase our technological and product leadership by enhancing the core functionality and high performance analytic features of our products. We believe that our software solutions, derived from proprietary analytic and predictive technology and enhanced by our research scientists, provide us with a competitive advantage and an essential basis for our comprehensive Internet-enabled software solutions. We intend to continue to devote substantial resources to the development of new and innovative Internet-enabled retail solutions and to continue to incorporate emerging Internet technologies. In addition, by implementing and actively promoting new industry standards, we intend to facilitate widespread adoption of our solutions by retailers.

PRODUCTS

     We have developed and deployed server and Internet-enabled software solutions that address the entire retail operation. Our software solutions help retailers create, manage and fulfill demand by maximizing market opportunities while minimizing supply chain costs. Our solutions focus on the consumer by linking demand creation to demand fulfillment, and are characterized by real time visibility, collaboration and optimization. Our principal software solutions consist of four integrated, but independently deployable, components, which are accessed via an Internet browser and can be hosted by an individual organization or an applications service provider. In addition, our solutions are coordinated business solutions that provide retailers with a single comprehensive inventory management system and are retail proven.

  Retail Customer Relationship Management

     Retail Customer Relationship Management (CRM) is based on a comprehensive view of retailer/customer interactions. Unlike other CRM applications, our application is designed to address our estimate that 70% of all retail transactions are completed without providing retailers with sufficient information regarding each of their specific customers. Retail CRM provides retailers with information regarding individual customers as well as information about clusters of customers with similar characteristics. As a result, Retail CRM ensures that a retailer always has a consistent and informative view of each customer, no matter where that customer comes into contact with the retailer. Retail CRM provides retailers with the data necessary to widen customer bases, increase customer visits, realize increased sales, reduce in-store and customer service costs, and better align product offerings with key customer groups or individuals.

     Our Retail CRM solutions address:

     - Store Operations and Service -- Our solutions empower a retailer's frontline employees with the information and flexible capabilities needed to convert shoppers into customers. This turns every customer interaction into a selling opportunity.

     - Multi-Channel Order Management -- Our solutions give each distribution channel accurate visibility to available inventory and customer information. Customers are presented with a consistent shopping experience across all channels and the retailer maintains a comprehensive view of the customer lifecycle.

     - Customer Revenue Optimization -- Our solutions help retailers acquire, develop and retain the best and most profitable customers by profiling customer behavior and evaluating promotion effectiveness.

     Our Retail CRM solutions include:

     - Retek Customer Order Management

     - Retek Sales Audit

     - Retek Store Systems

     - Retek Data Warehouse -- Marketing Analysis Workbench

     - Retek Data Warehouse -- Store Operations Analysis Workbench

     - Retek Behavior Profiling

     - Retek Active Retail Intelligence

  Merchandising

     Merchandising enables retailers to coordinate their operations and provides retailers with a single comprehensive source of consistent and accurate data. Our suite of merchandising solutions links the customer transaction execution process with the supply chain and fulfillment processes to drive and manage demand. The result for the retailer can be increased sales, higher gross margin, reduced inventories, and fewer markdowns.

     Our Merchandising solutions address:

     - Integrated Merchandising -- Our solutions allow end-to-end merchandising that supports multi-channel operations with an integrated, scalable data infrastructure, thereby enabling real-time inventory tracking.

     - Assortment and Space Optimization -- Our solutions give retailers the ability to leverage core business information to optimize the assortment and presentation of merchandise at a sku/store level, thereby driving improved service levels and lower inventory levels.

     - Price Optimization -- Our solutions enable retailers to easily and efficiently analyze and execute optimized pricing strategies. Our solutions analyze business constraints and goals to drive targeted price points based on markdown, price relationships and competitive pricing. In addition, our solutions continuously monitor and recommend changes to the pricing strategy.

     - Promotion Effectiveness -- Our solutions provide insight into promotional effectiveness and predict promotional impact on sales and inventory, incorporating key factors such as lift, drag, and cannibalization.

     Our Merchandising solutions include:

     - Retek Merchandising System

     - Retek Competitive Shopping

     - Retek Invoice Matching

     - Retek Price Management

     - Interfaces to Third Party Financial Applications

     - Retek Data Warehouse -- Category Management Analysis Workbench

     - Retek Data Warehouse -- Merchandising Analysis Workbench

     - Retek Promote

     - Retek Active Retail Intelligence

  Supply Chain Management

     Supply Chain Management links demand to a collaborative and efficient supply chain network. An effective supply chain increases sales by improving in-stock positions, while at the same time reducing costs by eliminating excess inventory -- the essence of retail execution.

     Our Supply Chain Management solutions address:

     - Collaborative Design and Sourcing -- Our solutions provide an interactive network to parties involved in processes that range from product design through product delivery.

     - Consumer Demand Forecasting -- Our solutions analyze data including demand influences and promotion/price impacts in order to generate an accurate forecast of consumer demand, which is then integrated into planning, replenishment, and allocation solutions.

     - Integrated Predictive Planning -- Our solutions provide a comprehensive planning tool that allows retailers to vary inventory assortments by store grade, space constraints or other relevant store characteristics. These solutions allow retailers to make continual collaborative assessments and adjustments to their plan throughout the year as conditions change.

     - Advanced Replenishment and Allocation -- Our solutions provide retailers with inventory replenishment requirements at the store and distribution center level by using automated rationing logic and analyzing local market conditions.

     Our Supply Chain Management solutions include:

     - Retek Design

     - Retek Trade Management

     - Retek WebTrack

     - Retek Trading Directory

     - Retek Allocation

     - Retek Replenishment Optimization

     - Retek Merchandising System

     - Retek TopPlan

     - Retek Key Plan

     - Retek Assort

     - Retek Collaborate

     - Retek Demand Forecasting

     - Retek Promote

     - Retek Retail Commerce

     - Retek Integrator

     - Retek Retail Server

     - Retek Active Retail Intelligence

  Logistics Operations

     Logistics Operations fulfills demand with an efficient and responsive distribution network allowing retailers to deliver world class levels of service at optimal costs.

     Our Logistics Operations solutions address:

     - Fulfillment -- Our solutions are highly scalable and fulfill customer orders without a separate application infrastructure

     - Warehouse Management -- Our solutions allow retailers to plan, manage, and optimize operations within a distribution center.

     - Distribution Network Visibility -- Our solutions enable a highly transparent supply chain, which allows a retailer to locate merchandise anywhere in the distribution network and rapidly respond to changes in consumer demand.

     - Import Management -- Our solutions manage the physical movement of goods during the import procurement process.

     Our Logistics Operations solutions include:

     - Retek Multi-Level Distribution

     - Retek Trade Management

     - Retek Active Retail Intelligence

     - Retek Distribution Management

SERVICES

     We provide our customers with consulting and technical support or maintenance services.

     - Consulting services consist primarily of technical and implementation services and customization of our products for a customer's specific needs. These services are customarily billed at a fixed daily rate plus out-of-pocket expenses. We have vendor-specific objective evidence of fair values for these consulting services and we recognize revenue as these services are performed.

     - Technical support or maintenance services consist primarily of customer support services provided after implementation of our solutions. Revenue from technical support or maintenance services is recognized on a straight-line basis over the contract period.

     We also provide strategic technical advisory services after the delivery of our products. By providing project management level support to our customers in their dealings with third party integrators, these strategic technical advisory services are designed to help our customers exploit the full value and functionality of our products. Under licenses where these strategic technical advisory services are provided, license fee and services revenues are recognized as these services are performed over the contract period.

     Our services range from technical and implementation support to business benefit realization consulting, which assists retailers in utilizing our software solutions to optimize their potential benefits. We offer high-quality, timely, technical support to customers via phone, e-mail and the Internet. Additionally, we publish online versions of manuals, release notes and updates to existing documentation. We provide a number of training programs in the United States. Courses cover topics such as technical architecture, business use of the merchandizing functionality and development standards and methodology.

CUSTOMERS

     We market our software solutions primarily to retailers who sell to their customers via traditional retail stores, catalogs and/or Internet store fronts. Historically, we have focused on organizations with gross sales in excess of $500 million a year. We market across all formats of retailing, including fashion, department stores, catalog and consumer direct, specialty retailers, mass merchandise retailers and food, drug and convenience stores. During fiscal year 2000, we had one customer who accounted for 11.9% of total revenues.

GOVERNMENT CONTRACTS

     No material portion of our business is subject to renegotiation of profits or termination of contract or subcontracts at the election of the government.

STRATEGIC ALLIANCES

     On September 5, 2000 we entered into a strategic relationship with International Business Machines Corporation. Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common

Stock Purchase Agreement pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. This IBM hardware and software will be used by us to adapt our retail applications Retail Server exchange platform and on-line marketplace to IBM's DB Universal Database.

     The Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements in 2001, 2002 and 2003. Under the Stock Purchase Agreement, we will be obligated to pay IBM $5 million, $10 million and $15 million related to 2001, 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Purchase Agreement, are met. The Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met.

     We have also developed strategic relationships with various system integrators that assist us with sales lead generation by recommending that their clients purchase our software solutions. Additionally, these system integrators provide a range of services to our customers, including project implementation services and first-line technical support. We have certified and trained system integrators for the implementation and operation of our solutions at Accenture, Deloitte & Touche, IBM, and KPMG.

     In addition to providing implementation and support services for our software solutions, Accenture has dedicated full-time consultants to help us in research and development and custom modifications. This allows us to rapidly expand our research and development efforts without incurring the costs associated with hiring additional staff internally.

SALES, MARKETING AND DISTRIBUTION

     We market and sell our software solutions worldwide through a combination of a direct sales force, resellers and distributors. Our sales, marketing and distribution approaches are designed to help customers understand both the business and technical benefits of our software solutions. We conduct a variety of marketing programs worldwide to educate our target market, create awareness and generate leads for our solutions. To achieve these goals, we have engaged in marketing activities including e-business seminars, direct mailings, print and online advertising campaigns and trade shows. These programs are targeted at key information technology executives and business users, as well as chief information officers and other senior executives.

     Markets outside the United States are currently served by our direct sales offices in the United Kingdom, Canada, France, Germany, Australia, Japan and South Africa. In addition, we have established distribution relationships with Itochu Techno-Science Corporation and KPMG, which distribute our software solutions in Japan and Australia, respectively.

     To date, we have not experienced difficulties in obtaining raw materials for the manufacture of our products. We had no material backlog of orders as of December 31, 2000. Revenues derived from and expenses associated with our business operations are not generally subject to seasonal fluctuations.

     Financial information concerning us for each of the three fiscal years ended December 31, 2000, 1999 and 1998, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of our consolidated revenue in any one of those periods and information with respect to our operations by geographic area, is set forth in the consolidated financial statements and the notes thereto in Item 14 of this Annual Report on Form 10-K beginning on page 30.

RESEARCH AND DEVELOPMENT

     Our research and development group has been a critical component of our overall success. We believe that we have built a reputation for delivering on our solution commitments in a timely manner. As of December 31, 2000, our research and development group was comprised of individuals in Atlanta, Cincinnati, and Minneapolis. In addition, we have developed close alliances with a number of consulting companies to provide additional staffing if required. These relationships allow us to increase our development capacity as quickly as necessary to address new market and product demand.

     The majority of our research and development group is organized around product offering teams. Each of these teams is responsible for the product management processes, strategy and release path, delivery, and support of its respective applications. In addition to these product offering teams, a centralized enterprise team within research and development is responsible for maintaining consistency across the products teams with respect to quality assurance and testing processes, documentation, application architecture, and methodology.

     The success of the research and development group is based on a consistent and well-defined development methodology. This methodology enables the delivery of high-quality products in a timely and predictable manner. It involves the traditional checkpoints of development processes such as business requirements, functional and technical specifications, unit, string and integration test plans, and regression analysis. In addition, we use a highly interactive review process to engage future users of the product in the product release cycle through iterative prototypes to ensure the application design goal is met.

     In addition to predictable delivery cycles, speed to market is critical to our success. We believe that we have effectively used build, buy, and partner strategies over the past several years to expand our solution offerings. The key in using each of these strategies is the consistency in the underlying technologies and an overall application architecture that allows modular design and development.

     Research and development expenses were $42.8 in 2000, $23.0 million in 1999 and $12.9 million in 1998. In 2000, we invested in the development and integration of our customer relationship management solutions and our supply chain solutions. In particular, we completed the development of our retail.com product offering, our supply chain application. In addition, our research and development program also produced important increases in the functionality of our merchandising and logistics product offerings. We believe that further significant investments in research and development will be required in the future to remain competitive. As a consequence, we intend to continue to increase the absolute amount of our research and development expenses.

COMPETITION

     The market for our software solutions is intensely competitive and rapidly evolving. We expect competition to continue to increase both from our approximately forty existing competitors and new market entrants. We encounter current competition from a number of different sources, including software providers such as i2 Technologies, Manugistics, Manhattan Associates, SAP and JDA Software. We believe that our ability to compete depends on many factors both within and beyond our control, including:

     - the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

     - the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

     - the quality of our customer service; and

     - the effectiveness of our sales and marketing efforts.

     We believe that we currently compete favorably with respect to these factors. In particular, we believe that our products are better than those of our competitors in their ease of use, performance, features and reliability. In addition, we have in the past introduced new solutions and enhancements to our existing solutions in a timelier manner than our competitors. Our prices are generally higher than our competitors reflecting, we believe, the added value of our software solutions. Because the market for our software solutions is intensely competitive and rapidly evolving, we cannot be assured that we will maintain our competitive position against current and potential competitors, especially those with greater name recognition and greater financial, marketing and other resources.

PROPRIETARY RIGHTS AND LICENSING

     Our success and ability to compete are dependent in part on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

     We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our line of products to perform key functions. For example, we license DSS Web software from MicroStrategy and the ACCUMATE component software from Lucent. Each of these licenses is non-exclusive, worldwide and royalty-based. Each license has a term of one year and renews automatically unless notice of termination is given by either party. The royalties we paid MicroStrategy and Lucent under these licenses were, in each case, less than 5% of our total revenue in each of the 2000 and 1999 fiscal years. We have also entered into a technology license agreement with HNC, giving us a license to specified HNC predictive technology. This license is non-exclusive, non-transferable, worldwide, perpetual and royalty-free. We also license and will continue to license certain products integral to our products and services from other third parties, including IBM, Oracle and Sun Microsystems. If we are unable to continue any of theses licenses, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could seriously harm our business.

     There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future software solutions infringe on their intellectual property. We expect that software product developers and providers of electronic commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

ENVIRONMENTAL MATTERS

     We are in compliance with federal, state and local provisions which have been enacted or adopted relating to the protection of the environment. Compliance with these provisions does not have any material effect upon our capital expenditures, earnings and competitive position.

EMPLOYEES

     At December 31, 2000, we had a total of 655 employees based in North America, Europe, Asia, Australia and other countries. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

EXECUTIVE OFFICERS

     The names of our executive officers and certain information regarding these persons, including their ages as of January 15, 2001, are set forth below:

NAME                                   AGE                           POSITION
- -------------------------------------  ---   --------------------------------------------------------
John Buchanan........................  44    Chairman, and Chief Executive Officer
Jeremy P.M. Thomas...................  58    Chief Technology Officer
John L. Goedert......................  35    Chief Operating Officer
Gregory A. Effertz...................  38    Vice President, Finance & Administration, Chief
                                             Financial Officer, Treasurer, and Secretary
David A. J. Bagley...................  36    Vice President, Product Strategy & Marketing
James Murdy..........................  38    Controller

     John Buchanan joined us in May 1995 and is currently our chairman and chief executive officer. From October 1991 to May 1995, he served as president of Transpacific Information Systems Inc., a technology investment company principally involved in introducing internationally developed software products into North America. Mr. Buchanan holds a Bachelor of Commerce degree in Accounting and Computer Systems from the University of Otago, New Zealand.

     Jeremy P.M. Thomas joined us in October 1999 and is currently our chief technology officer. From August 1997 to October 1999, Mr. Thomas served as managing director and a director of WebTrak Limited, a company that specializes in developing Internet solutions for retailers and which we acquired in October 1999. Mr. Thomas served as a director of TSL Limited, a company that specializes in software testing from October 1997 to October 1998, and as TSL's chairman from January 1998 to October 1998. From January 1994 to January 1998, Mr. Thomas served as a director of Drawitem Limited, a company that specializes in software products and services. During the period from January 1994 to July 1997, Mr. Thomas also served as chief executive officer and a director of Workspace Corporation, a corporation that develops collaborative software. Mr. Thomas holds a Bachelor of Science degree in Physics from the University of Southampton.

     John L. Goedert joined us in June 1996 as senior vice president, research and development and is currently our chief operating officer. From 1987 to 1996, Mr. Goedert was with Andersen Consulting's Consumer Products Practice, specifically in retail and distribution, serving most recently as senior manager. Mr. Goedert holds a Bachelor of Business Administration in Finance from Iowa State University.

     Gregory A. Effertz joined us in March 1997 as vice president, finance and administration and chief financial officer. From 1988 to 1997, Mr. Effertz was with American Paging, Inc., a paging service provider, serving most recently as executive director, sales and marketing, corporate controller and treasurer. Mr. Effertz is a certified public accountant certificate holder and holds a Bachelor of Business Administration in Accounting and Management Information Systems from the University of Wisconsin -- Eau Claire.

     David A. J. Bagley joined us in May 1997 as vice president, services and is currently vice president, product strategy and marketing. From 1989 to 1997, Mr. Bagley was with Andersen Consulting's Consumer Products Practice, serving most recently as senior manager. Mr. Bagley holds a Master of Arts in Classics from St. Anne's College, Oxford University.

     James Murdy joined us in April 1997 as controller. From 1988 to 1997 Mr. Murdy was with American Paging, Inc, a paging service provider, serving most recently as Assistant Controller. Mr. Murdy is a certified public accountant certificate holder and holds a Bachelor of Business Administration in Accounting from the University of North Dakota.

ITEM 2:  PROPERTY

     Our principal administrative, sales, marketing, and research and development facility occupies approximately 81,469 square feet in Minneapolis, Minnesota under a lease that expires on August 31, 2004. We may vacate all or a portion of this space on or around October 1, 2001. We have entered into a lease for approximately 41,430 square feet of additional space in Minneapolis, Minnesota. This lease began on May 1, 2000 and expires on November 1, 2001. In addition, we have entered into a lease for approximately 242,598 square feet of additional space in Minneapolis, Minnesota. This lease will begin on October 1, 2001 and expires on March 31, 2014. This lease also grants us two options to lease approximately 98,510 square feet of additional space, should we require it, over the term of the lease.

     We also have leased regional offices located in Atlanta, Georgia, Chicago, Illinois, Cincinnati, Ohio, St. Petersburg, Florida, Australia, Canada, France and the United Kingdom. Properties leased by us are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that our existing facilities are adequate for our current needs and that the new lease we recently entered into will ensure that we have sufficient additional space to meet our future requirements.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time we have been subject to legal proceedings and claims in the ordinary course of business, although we are not currently involved in any material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of our common stock have been traded on the Nasdaq National Market under the symbol "RETK" since November 18, 1999. Prior to November 18, 1999, we were a wholly owned subsidiary of HNC Software Inc., a Delaware corporation.

     The following table shows the high and low sales price for shares of our common stock for the periods indicated:

                                                              HIGH      LOW
                                                             ------    ------
1999:
Fourth Quarter (November 18, 1999 until December 31,
  1999)....................................................  $93.94    $32.56
2000:
First Quarter..............................................  $86.44    $41.00
Second Quarter.............................................  $45.00    $15.00
Third Quarter..............................................  $54.00    $23.75
Fourth Quarter.............................................  $60.00    $20.81

     On March 27, 2001, the last reported sale price for shares of our common stock on the Nasdaq National Market was $23.75 per share.

     There were approximately 221 holders of record of our common stock as of March 27, 2001.

     We have not paid or declared any dividends on our common stock since inception and we anticipate that our future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our general financial condition and general business conditions.

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

     After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Retek from the offering were approximately $84.7 million. A portion of the net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand our operations. A portion of the net offering proceeds were also used to pay $15.4 million in inter-company debt owed to HNC and $18.7 million was used in connection with the acquisition of HighTouch Technologies, Inc. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

     On November 29, 1999, we issued an aggregate of 177,778 shares of common stock upon conversion of a note which was issued in connection with the purchase of WebTrak Limited, a company incorporated in England and Wales, by Retek Information Systems, Inc. pursuant to the terms of a Share Purchase Agreement, dated as of October 29, 1999 between the shareholders of WebTrak and Retek Information Systems. These shares of our common stock were issued to a former shareholder of WebTrak in accordance with the terms of Regulation S of the Securities Act of 1933, as amended.

     On May 10, 2000, we completed our acquisition of HighTouch Technologies, Inc., a provider of real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek Retail CRM. In connection with the purchase of HighTouch, we paid $18.7 million in cash, including direct acquisition costs, and issued 389,057 shares of our common stock to the former sole shareholder of HighTouch. The offer and sale of such common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof. We relied on the following criteria to make such exemption available: the fact that there was only one offeree, the size and manner of the offering in the context of a business acquisition, the sophistication of the offeree and the availability of material information.

     On September 5, 2000 we entered into a strategic relationship with International Business Machines Corporation ("IBM"). Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and IBM providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. The offer and sale of such common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof. We relied on the following criteria to make such exemption available: the fact that there was only one offeree, the size and manner of the offering in the context of entering into a strategic business relationship and obtaining the use of certain assets, the sophistication of the offeree and the availability of material information.

     The Stock Purchase Agreement requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to Retek software applications sold under the joint marketing and selling arrangements in 2001, 2002 and 2003. Under the Stock Purchase Agreement, we will be obligated to pay IBM $5 million, $10 million and $15 million related to 2001, 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Purchase Agreement, are met. The Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2000        1999       1998       1997       1996
                                         --------    --------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Total revenue..........................  $ 91,957    $ 69,159    $55,033    $30,923    $13,433
Gross profit...........................    38,212      45,166     41,181     27,278      9,554
Operating (loss) income................   (65,598)     (7,096)     8,088      6,619      1,418
Net (loss) income......................   (42,905)     (5,369)     3,878      3,476      2,233
Basic and diluted net (loss) income per
  common share.........................  $  (0.91)   $  (0.13)   $  0.10    $  0.09

                                                             DECEMBER 31,
                                         -----------------------------------------------------
                                           2000        1999       1998       1997       1996
                                         --------    --------    -------    -------    -------
                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..............  $ 31,058    $ 83,680    $   415    $ 2,469    $ 1,459
Working capital........................    61,739      84,977     12,876      5,016        680
Total assets...........................   195,183     154,233     51,283     37,896     30,173
Payable to HNC Software Inc............       598      15,399      5,944      6,491      6,197
Debt obligations.......................       453          --         --         --         --
Total stockholder's equity.............   124,595     123,975     36,016     24,607     20,469

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled "Factors That May Impact Future Results of Operations' and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     We completed our initial public offering on November 23, 1999. Prior to the completion of our initial public offering, we were a wholly owned subsidiary of HNC Software Inc., a business-to-business software company that develops and markets predictive software solutions. On October 2, 2000, HNC announced it had completed its separation of Retek from HNC through a distribution pro-rata to HNC's stockholders of HNC's entire holding of 40 million shares of our common stock. HNC previously received a private letter ruling from the Internal Revenue Service that HNC's pro rata distribution of its shares of our common stock would be tax-free to HNC and its stockholders for U.S. federal income tax purposes. After the close of the Nasdaq National Market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of our common stock for each share of HNC stock held as of the record date.

     Our business combines the business activities of Retek Information Systems, Inc. and Retek Inc., formerly Retek Logistics, Inc. Founded in 1995, Retek Information Systems, a developer and marketer of Internet-enabled software solutions for retailers, was acquired by HNC in 1996. Founded in 1985 as Practical Control Solutions, Inc., Retek Logistics, a developer of warehouse management software solutions, was acquired by HNC in 1998. The acquisition of Retek Information Systems by HNC allowed us to integrate HNC's patented predictive technology into our software solutions for retailers. On September 9, 1999, Retek Logistics was reincorporated as a Delaware corporation and renamed "Retek Inc." Immediately prior to the completion of our initial public offering on November 23, 1999, in connection with the separation of our business from HNC, HNC contributed all of the outstanding capital stock of Retek Information Systems to Retek Inc. Retek Information Systems currently operates as a wholly owned subsidiary.

     We generate revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. Until the fourth quarter of 1999, we generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. Starting in the fourth quarter of 1999, we revised the terms of our software licensing agreements for the majority of our software products sold. Under the revised terms, we provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized as the technical advisory services are performed. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer's objectives. As we continue to recognize license and service revenue over a period of time, rather than upon delivery of the product, we will continue to recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and incur operating losses for several quarters. Deferred revenue consists principally of the unrecognized portion of revenue received under license and maintenance service agreements. Deferred license revenue is recognized ratably or as a percentage of completion based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

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

     The growth of our customer base is primarily attributable to our increased market penetration and our expanding product offering. Our investment in research and development, and recent acquisitions and alliances have helped us bring new software solutions to market. These investments produced a suite of decision support solutions in 1997; the retooling of our applications for the web in 1998; the delivery of Internet-enabled business-to-business collaborative planning, critical path and product design solutions in 1999; and several additional collaborative offerings available for delivery through public marketplaces, private exchanges and Retek's own hosted service through 2000. To support our growth during these periods, we also continued to invest in internal infrastructure by hiring employees across various departments.

     We market our software solutions worldwide through direct and indirect sales channels. Revenue generated from our direct sales channel accounted for approximately 93%, 76% and 86% of our total revenue in 2000, 1999 and 1998, respectively. Indirect sales channel revenue primarily arises from our relationship with Oracle.

     On October 29, 1999, we completed the purchase of all the outstanding capital stock of WebTrak Limited. WebTrak owns the WebTrack Critical Path and Portfolio Private Label products that we currently distribute. In connection with the purchase of WebTrak, we issued to former WebTrak shareholders notes, which were due on November 26, 1999, in the principal amount of $5.33 million and a convertible note, which was due on November 26, 1999, in the principal amount of $2.67 million. The convertible note was, at the option of the holder, convertible at the time of payment into the number of shares of our common stock equal to the principal amount of the note divided by our initial public offering price of $15.00. On November 29, 1999, we issued 177,778 shares of our common stock to the holder of the convertible note in full satisfaction of our obligations. The remaining notes were paid in full on their due date.

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

     On September 5, 2000, we entered into a strategic relationship with International Business Machines Corporation. Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and IBM providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. This arrangement has been accounted for as a capital lease of the hardware and software. Accordingly, the aggregate fair value of our common shares issued of $10.2 million has been included in property and equipment and is being amortized using the straight-line method over the twenty-seven month term of this portion of the arrangement.

     The Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to Retek software applications sold under the joint marketing and selling arrangements in 2001, 2002 and 2003. Under the Stock Purchase Agreement, we will be obligated to pay IBM $5 million, $10 million and $15 million related to 2001, 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Purchase Agreement, are met. The Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met.

     Revenue attributable to customers outside of North America accounted for approximately 20%, 37% and 33% of our total revenues in 2000, 1999 and 1998, respectively. Approximately 9%, 14% and 22% of our sales were denominated in currencies other than the U.S. Dollar for 2000, 1999 and 1998, respectively.

     We primarily sell perpetual licenses for which we recognize revenue in accordance with generally accepted accounting principles, upon meeting each of the following criteria:

     - execution of a written purchase order, license agreement or contract;

     - delivery of software authorization keys;

     - the license fee is fixed or determinable;

     - collectibility of the proceeds is assessed as being probable; and

     - vendor-specific objective evidence exists to allocate the total fee to undelivered elements of the arrangement.

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

     - from custom modifications, as the services are performed using the percentage of completion method, based on costs incurred to date compared to total estimated costs at completion; and

     - from services, using the percentage of completion method, based on costs incurred to date compared to total estimated costs at completion.

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

                                                               AS A PERCENTAGE OF
                                                                 TOTAL REVENUE
                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Revenue:
  License and maintenance...................................   63%     66%     78%
  Services and other........................................   37      34      22
                                                              ---     ---     ---
          Total revenue.....................................  100     100     100
                                                              ---     ---     ---
Cost of revenue:
  License and maintenance...................................   29      10       8
  Services and other........................................   29      25      17
                                                              ---     ---     ---
          Total cost of revenue.............................   58      35      25
                                                              ---     ---     ---
Gross margin................................................   42      65      75
Operating expenses:
  Research and development..................................   46      34      23
  Sales and marketing.......................................   45      29      26
  General and administrative................................   13       9       7
  Acquired in-process research and development..............    4       2       3
  Acquisition related amortization of intangibles...........    5       1       1
                                                              ---     ---     ---
          Total operating expenses..........................  113      75      60
                                                              ---     ---     ---
Operating (loss) income.....................................  (71)    (10)     15
Other income, net...........................................    2      --      --
                                                              ---     ---     ---
(Loss) income before income tax (benefit) provision.........  (69)    (10)     15
Income tax (benefit) provision..............................  (23)     (2)      8
                                                              ---     ---     ---
Net (loss) income...........................................  (46)%    (8)%     7%
                                                              ===     ===     ===
Cost of license and maintenance revenue, as a percentage of
  License and maintenance revenue...........................   47%     15%     10%
Cost of services and other revenue, as a percentage of
  Services and other revenue................................   78%     73%     77%

  Years Ended December 31, 2000, 1999 and 1998

     Revenue

     Total revenue. Total revenue increased 33.0% to $92.0 million in 2000 and 25.7% to $69.2 million in 1999 from $55.0 million in 1998.

     License and maintenance revenue. License and maintenance revenue increased 25.6% to $57.7 million in 2000 and 7.5% to $46.0 million in 1999 from $42.8 million in 1998. The increase in 2000 and 1999 license revenue was primarily due to the addition of new customers and an increase in the average dollar sale per customer. As noted above in the section entitled "Overview", we revised the terms of our software license agreements starting in the fourth quarter of 1999 so that revenue is generally recognized over a number of quarters rather than upon delivery. Due to the revised terms of the software license agreements, year over year revenue growth increased at a slower rate in 2000 and 1999. Maintenance revenue increased $9.9 million in 2000 and $3.7 million in 1999 due to a growing base of customers that have installed our software solutions. The increase in license and maintenance revenue in 1998 was primarily due to the addition of new customers as well as the introduction of new software solutions.

     Services and other revenue. Services and other revenue increased 47.6% to $34.2 million in 2000 and 88.9% to $23.2 million in 1999 from $12.3 million in 1998. These increases were a result of our expanding customer base. In addition, the increase in 2000 was due to a $12.0 million increase in revenue from consulting and custom development projects. The increase in 1999 was due to a $6.6 million increase in consulting services and custom development projects Services and other revenue balances fluctuate based on our use of third party consultants. Third party consultants are used on an as needed basis depending upon our allocation of available internal resources. These increases were a result of our expanding customer base.

     Costs and Expenses

     Non-cash charges. Non-cash charges included with cost of sales, research and development, sales and marketing and general and administrative are amortization of stock-based compensation and amortization of certain purchased intangible assets. Deferred stock-based compensation represents the difference between the exercise price and the fair value of our common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We granted stock options to our employees under our 1999 Equity Incentive Plan and our HighTouch Technologies 1999 Stock Option Plan and to members of our board of directors through the 1999 Directors Stock Option Plan. As of December 31, 2000, we had 6,941,177 common stock options granted to our employees and 100,000 common stock options granted to our board of directors that accounted for stock-based compensation charges. Amortization of stock-based compensation was of $10.9 million and $1.9 million for the years ended December 31, 2000 and 1999, respectively. Amortization of certain purchased intangible assets stem from our purchase of certain core technologies from our acquisitions of Retek Logistics, Inc., WebTrak, Inc. and HighTouch Technologies, Inc. Amortization of intangible assets is included in non-cash cost of revenues license and maintenance and was $3.7 million, $0.7 million and 0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Cost of Revenue

     Cost of license and maintenance revenue. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into our products; salaries and related expenses of our customer support organization; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 283.1% to $27.0 million in 2000 and 53.6% to $7.0 million in 1999 from $4.3 million in 1998. The absolute dollar increases are attributable to increases in license and maintenance revenue. As license and maintenance revenue have increased, we have experienced increased costs resulting from an increase in the number of support personnel required to service our growing customer base. In addition, we recorded a $2.6 million increase in non-cash compensation and amortization of intangible assets in 2000. We expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

     Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization; cost of third parties contracted to provide consulting services to our customers; and an allocation of our facilities and depreciation expense. Cost of services and other revenue increased 57.9% to $26.8 million in 2000 and 78.3% to $16.9 million in 1999 from $9.5 million in 1998. During 2000, we continued to expand our consulting services business as personnel and related costs increased $2.8 million and consulting fees increased $6.3 million in 2000. In addition, we recorded an increase of $1.5 million in non-cash charges in 2000. The increase in 1999 was also due to our expansion of our consulting services business as personnel and related costs increased $3.3 million. As a percentage of services and other revenue, cost of services and other revenue was 78.2% in 2000, 73.1% in 1999 and 77.4% in 1998. In 2000, due to an increase in non-cash charges, our cost of services and other revenue as a percentage of services and other revenue increased. In 1998, our cost of services and other revenues as a percentage or services and other revenue was also higher due to an increase in consulting contracts requiring the use of a significant amount of contract labor, which in turn caused a decrease in services and other revenue gross margins.

     Operating Expenses

     Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of our facilities and depreciation expenses. We have increased our investment in research and development in absolute dollars each year since 1995. Research and development expenses increased 81.6% to $42.8 million in 2000 and 82.4% to $23.0 million in 1999 from $12.9 million in 1998. The absolute dollar increases in research and development expenses in 2000, 1999 and 1998 were due to significant increases in labor costs, which included hired personnel and third party consultants. In 2000, research and development personnel and related costs increased $9.2 million and third party consultant costs increased $3.7 million. In addition, we recorded a $4.6 million increase in non-cash charges and a $2.2 million increase in occupancy allocation charges in 2000. We invested in the development and integration of our customer relationship management solutions in 2000. We also invested in the development and integration of supplychain solutions in 2000 and 1999. In 1999, research and development personnel and related costs increased $4.6 million and third party consultant costs increased $4.4 million. We expect the absolute dollar increase in research and development to continue as we invest in the development of other new solutions.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of our sales and marketing organization; sales commissions; costs of our marketing programs, including public relations, advertising, trade shows, collateral sales materials, and its customer user reference group program; rent and facilities costs associated with our regional and international sales offices; and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased 104.7% to $41.0 million and 42.4% to $20.6 million in 1999 from $14.1 million in 1998. The increase in 2000 was due to increases of $8.6 million in personnel and related costs, $4.2 million in marketing expense, $3.0 million in third party consulting, $1.8 million increase in occupancy allocation and $1.5 million in non-cash sales and marketing expenses. The increase in 1999 was due to increases of $4.6 million in personnel and related costs and $0.9 million in marketing expenses. The increases in personnel and related costs in 1999 and 2000 were due to an increase in our number of sales and marketing employees, due to our build up of our sales force and marketing operations prior to the introduction of several new product offerings.

     General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; third party legal and other professional services fees; and an allocation of our facilities costs and depreciation expenses. General and administrative expenses increased 83.6% to $11.8 million in 2000 and 64.0% to $6.4 million in 1999 from $3.9 million in 1998. The increases in absolute dollars in general and administrative expenses in 2000, 1999 and 1998 were attributable to growth of our administrative organization in support of our overall growth. Personnel and related expenses increased $2.2 million, professional fee expenses increased $1.4 million and non-cash charges increased $0.8 million in 2000. In 1999 personnel and related expenses increased by $1.1 million and professional fee expenses increased $0.5 million. The increases in 2000 and 1999 were also due to us incurring additional expenses required as an independent public company. We expect general and administrative expenses to increase in absolute dollars in the foreseeable future to support expected infrastructure growth.

     Acquired in-process research and development. In connection with our acquisition of HighTouch Technologies, Inc. in May 2000, acquired in-process research and development of $4.0 million was charged to results of operation on the acquisition date. HighTouch is a provider of customized software and services relating to customer relationship management ("CRM"). In connection with the acquisition of

WebTrak in October 1999, acquired in-process research and development of $1.5 million was charged to results of operations on the acquisition date. In connection with the acquisition of Retek Logistics, in March 1998, acquired in-process research and development of $1.8 million was charged to results of operations on the acquisition date. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of the company's first fully integrated standardized off-the-shelf CRM product. This in-process research and development project achieved technological feasibility in 2000. Also, at the time of acquisition certain products of Retek Logistics and WebTrak were complete in certain areas and under development in others. Products classified as under development subsequently achieved technological feasibility.

     For Retek Logistics, WebTrak and HighTouch acquisitions we used an independent appraisal firm to assist in the valuation of the fair market value of the purchased assets. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. We provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

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

     With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 26.2% for HighTouch and 26.4% for WebTrak based upon the following methodology:

     The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 22.2%, which was used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation report prepared by our appraiser used a rate of 26.2% to present value cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

     In connection with the acquisition of WebTrak, we estimated that the acquired in-process research and development related to Retek Design was 58% complete as of the acquisition date. This estimate was based upon research and development efforts incurred to date as compared to total estimated development efforts.

     We utilized the income valuation approach to determine the estimated fair value of the acquired in-process research and development. This estimate is based on the following assumptions:

     - The estimated revenues are based upon projected average annual revenue from future products expected to be derived once technological feasibility is achieved during the period from 2000 through 2002.

     - Expenses were applied at levels commensurate with the entire Retek Design product line on a percentage of revenue basis.

     - The discount rate utilized in the valuation was 26.4%.

     Acquisition-related amortization of intangibles. In connection with our purchase of HighTouch, in 2000, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $30.4 million, of which $26.4 million was allocated to intangibles and $4.0 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of WebTrak, in 1999, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics, in 1998, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

     Other income, net. Other income, net increased to $1.7 million in 2000 and increased to $30,000 in 1999 from $11,000 in 1998. The increase in 2000 was primarily due to interest income of $3.0 million, which was partially offset by $868,000 of interest expense related to the factoring of receivable balances and notes payable. The increase in 1999 was due to interest income of $0.5 million, which was partially offset by $0.3 million of interest expense related to the factoring of receivable balances.

     Income tax (benefit) provision. The 2000 income tax benefit of ($21.0) million includes the impact of non-deductible expense for the amortization of certain portions of the stock-based compensation. The 1999 income tax benefit of ($1.7) million includes the impact of non-deductible expense for the amortization of certain portions of the stock-based compensation. The 1998 income tax provision of $4.2 million includes the tax effects of the non-deductible, one-time write-off of acquired in-process research and development related to the purchase of Retek Logistics. Other items affecting the tax provision primarily relate to the anticipated future realization of research and development tax credits generated during the year.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we funded our operations primarily through funding from HNC in the form of intercompany advances. Since the initial public offering, we have not obtained further funding from HNC. At December 31, 2000, our cash, cash equivalent and investment balance was $51.8 million.

     Net cash provided by operating activities was $6.4 million in 2000, $0.2 million in 1999 and $0.9 million in 1998. Sources of cash in 2000, which offset our net loss and increases in certain assets, were depreciation and amortization, increases to the provision for doubtful accounts, amortization of stock-based compensation and acquired in-process research and development, increases in accounts payable, accrued liabilities and deferred revenue. Sources of cash in 1999, which offset our net loss and increases in certain assets, were depreciation and amortization, increases to the provision for doubtful accounts, amortization of stock-based compensation and acquired in-process research and development, increases in accounts payable and increases in deferred revenue. Sources of cash for 1998 resulted primarily from net income generated in that period. Uses of cash in 2000 were due to increases in deferred assets, other assets and accounts receivable, which was partially offset by an increase in the provision for doubtful accounts. Uses of cash in 1999 and 1998 were due to increases in accounts receivable balances were partially offset by increases in the provision for doubtful accounts. The increases in the bad debt provisions in 2000, 1999 and 1998 were primarily attributed to increased accounts receivable levels due to higher sales volume and in 1999 and 1998, reserving for specific customers. During 1999, we increased our provision for doubtful accounts by $1.2 million for a customer that was unwilling to pay amounts due. During 1998, we increased the provision for doubtful accounts by $0.5 million for a customer that declared bankruptcy and by $0.3 million for a customer that had financial difficulties due to political unrest in its primary country of operation.

     Net cash used in investing activities was $53.2 million in 2000, $10.8 million in 1999 and $2.4 million in 1998. In 2000, uses of cash were due to the acquisition of capital equipment, purchases of investments available for sale and cash paid for the HighTouch acquisition, which was partially offset by cash purchased in the acquisition. In 1999, uses of cash were due to the acquisition of capital equipment and cash paid for the WebTrak acquisition, which was offset by cash purchased in the acquisition. In 1998, uses of cash were attributable to the acquisition of capital assets, primarily computer equipment and leasehold improvements, which was offset by cash provided from the Retek Logistics acquisition.

     Net cash used by financing activities was $5.4 million in 2000. Net cash provided by financing activities was $94.4 million in 1999. Net cash used by financing activities was $0.5 million in 1998. Net cash used by financing activities in 2000 included $1.5 million in note payable payments and $15.4 million in payments to HNC, which was offset by $0.6 million in borrowings from HNC. Net cash provided by financing activities in 2000 included $11.2 million in net proceeds from the issuance of common stock. Net cash provided by financing activities in 1999 included $56.9 million in borrowings from HNC and $47.4 million in payments to HNC and net cash proceeds of $84.9 million from the issuance of common stock. Net cash used by financing activities in 1998 included $41.7 million in borrowings from HNC and $42.3 million in payments to HNC.

     We believe that our current cash, cash equivalents, investments and net cash provided by operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

     As discussed in the financial statement footnotes, during the year ended December 31, 2000 we sold our interest in $27.6 million future accounts receivable balances due to us under contracts with various customers. All of these balances have been subsequently collected. The amount received for these future balances due is included in the deferred revenue balances as of December 31, 2000. These sales did not impact our days sales outstanding (DSO) calculation as the amounts collected related to balances due in the future that were not yet recorded as accounts receivable in our financial statements as of December 31, 2000.

     A portion of our cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. We regularly evaluate, in the ordinary course of business, potential acquisitions of such businesses, products, technologies or data.

     In addition, our ability to enter into any acquisition of a business or assets may be limited due to HNC distribution of our stock. Specifically, pursuant to the terms of a corporate rights agreement between HNC and us, until at least September 29, 2002, and possibly longer, our ability to issue common stock in connection with acquisitions, offerings or otherwise will be limited.

FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS

     An investment in our common stock involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this

Annual Report on Form 10-K before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

     While management is optimistic about our long-term prospects, the following factors, among others, could materially harm our business, operating results and financial condition and should be considered when evaluating us.

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY'S RAPID PACE OF CHANGE, SALES OF OUR PRODUCTS MAY DECLINE.

     If we are unable to develop new software solutions or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our sales may decline. The life cycles of our products are difficult to predict because the market for our products is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render our existing products or services obsolete and unmarketable.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECLINE.

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

     In addition, we have incurred, and will continue to incur, compensation expense in connection with our grants of options under our 1999 Equity Incentive Plan, our HighTouch Technologies, Inc. 1999 Stock Option Plan and our 1999 Directors Stock Option Plan. This expense will be amortized over the vesting period of these granted options, which is generally four years, resulting in lower quarterly income.

     Our quarterly expense levels are relatively fixed and are based, in part, on expectations as to future revenue. As a result, if revenue levels fall below our expectations, net income will decrease because only a small portion of our expenses vary with our revenue.

AS WE CONTINUE TO ENTER INTO OUR NEW TYPE OF LICENSE AGREEMENT, WE WILL RECOGNIZE REVENUES OVER A PERIOD OF TIME AND WILL HAVE SIGNIFICANTLY LESS REVENUE FOR SEVERAL QUARTERS.

     Through the third quarter of 1999, we generally licensed our products to customers on a perpetual basis, and recognized revenue upon delivery of the products. In the fourth quarter of 1999, we entered into software licensing agreements with revised terms for the majority of new sales of software products. Under the revised agreements, we provide technical advisory services after the delivery of our product to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized as the technical advisory services are performed. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer's objectives. As we continue to recognize license and service revenues over a period of time, rather than upon the delivery of our products, we will continue to recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and will incur operating losses for several quarters.

WE EXPECT TO SIGNIFICANTLY INCREASE OUR OPERATING EXPENSES, WHICH WILL IMPACT OUR ABILITY TO BE PROFITABLE.

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

COMPETITIVE PRESSURES COULD REDUCE OUR MARKET SHARE OR REQUIRE US TO REDUCE OUR PRICES, WHICH WOULD REDUCE OUR REVENUE AND/OR OPERATING MARGINS.

     The market for our software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce prices, which would reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing or other resources, and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

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

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS COULD BE HARMED.

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

IF WE FAIL TO ESTABLISH, MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES WHO IMPLEMENT OUR PRODUCTS, OUR ABILITY TO MEET OUR CUSTOMERS' NEEDS COULD BE HARMED.

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

     We may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support our needs. If third-party services are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet customers' implementation needs and would increase our operating expenses and could reduce gross margins. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties maybe more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

IF WE FAIL TO OBTAIN ACCESS TO THE INTELLECTUAL PROPERTY OF THIRD PARTIES, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

     We must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties, including HNC Software, MicroStrategy, IBM and Oracle. Our business would be seriously harmed if the providers from whom we license such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or prices or at all. Our inability to maintain or obtain this software could result in shipment delays or reduced sales of our products. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm business and operating results.

IF OUR INTELLECTUAL PROPERTY IS NOT ADEQUATELY PROTECTED,
OUR COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY AND WE MAY
LOSE CUSTOMERS.

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

IF, IN THE FUTURE, THIRD PARTIES CLAIM THAT OUR PRODUCTS INFRINGE ON THEIR INTELLECTUAL PROPERTY, WE MAY INCUR SIGNIFICANT COSTS.

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

OUR BUSINESS IS SUBJECT TO ECONOMIC, POLITICAL AND OTHER RISKS
ASSOCIATED WITH INTERNATIONAL SALES.

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

     - greater risk of uncollectable accounts;

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

IF THE INTERNET FAILS TO BE ACCEPTED AS A VIABLE LONG-TERM
COMMUNICATIONS PROTOCOL, OUR BUSINESS AND OPERATING RESULTS
WILL BE SERIOUSLY HARMED.

     As our software solutions are Internet-enabled, we depend on the acceptance of the Internet as a communications protocol. However, this acceptance may not continue. Rapid growth of the Internet is a recent phenomenon. The Internet may not be accepted as a viable long-term communications protocol for businesses for a number of reasons. These reasons include:

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

ERRORS AND DEFECTS IN OUR PRODUCTS COULD RESULT IN SIGNIFICANT COSTS TO US AND COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS.

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

WE ARE SUBJECT TO CONTRACTUAL LIMITATIONS THAT COULD LIMIT
THE CONDUCT OF OUR BUSINESS AND OUR ABILITY TO PURSUE OUR
BUSINESS OBJECTIVES.

     Our ability to enter into any acquisition of a business or assets or any merger, reorganization or other business combination transaction may be limited until September 29, 2002, and possibly longer, pursuant to the terms of a separation agreement between HNC Software, Inc. and us. In addition, our ability to issue common stock in connection with acquisitions, offerings or otherwise will be limited until September 29, 2002, and possibly longer.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. FAS 133, as amended by FAS 137 and 138, is required to be adopted by us effective January 1, 2001. The adoption of FAS 133, as amended, is not expected to have a significant impact on our consolidated financial position or results of operations.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statement". SAB 101 provides guidance for revenue recognition under various circumstances. Amendments to the Bulletin delayed the effective date until the fourth quarter of 2000. Adoption of Staff Accounting Bulletin No. 101 did not have a significant impact on our consolidated financial position or results of operations.

     In April 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transaction Involving Stock Compensation and Interpretation of APB No. 25," which is effective July 1, 2000 except for certain conclusions which cover specific events after either December 15, 1998 or January 12, 2000. FIN No. 44 clarifies the application of APB No. 25 related to modifications of stock options, changes in grantee status, and options issued on a business combination, among other thins. The adoption of FIN No. 44 did not have a significant impact on our consolidated financial position or results of operations

ITEM 7A:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK

     The fair value of our investments available for sale at December 31, 2000 was $51.8 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $453,000 in notes payable are at a fixed interest rate.

                                                             EXPECTED MATURITY DATE
                                              -----------------------------------------------------
DECEMBER 31, 2000                             2001   2002   2003   2004   2005   TOTAL   FAIR VALUE
- -----------------                             ----   ----   ----   ----   ----   -----   ----------
                                                               (US$ IN THOUSANDS)
Liabilities:
Long Term Debt.............................   $221   $90    $90    $90    $15    $506       $453
Average Interest Rate......................    7.0%  7.0%   7.0%   7.0%   7.0%    7.0%

FOREIGN CURRENCY EXCHANGE RATE RISK

     We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 9%, 14% and 22% of our total sales were denominated in currencies other than the US dollar in 2000, 1999 and 1998, respectively.

EQUITY PRICE RISK

     We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

IMPACT OF EUROPEAN MONETARY CONVERSION

     We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. Through December 31, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. We are still assessing the impact that conversion to the euro will have on our internal systems, the sale of its solutions and the European and global economies. We will take appropriate corrective actions based on the results of our assessment. We have not yet determined the cost related to addressing this issue although we do not expect these costs to be significant.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required pursuant to this item are included in
Item 14 of this Annual Report on Form 10-K and are presented beginning on page
34.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on April 20, 2001 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on April 20, 2001 under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on April 20, 2001 under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 20, 2001 under the caption "Certain Transactions."

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT

     1. Financial Statements. The following consolidated financial statements, and the related notes thereto, of us and the Report of Independent Auditors are filed as a part of this Annual Report on Form 10-K.

                                                               PAGE
                                                              NUMBER
                                                              ------
RETEK INC.:
Report of Independent Accountants...........................      35
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................      36
Consolidated Statements of Operations as of December 31,
  2000, 1999 and 1998.......................................      37
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................      38
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............      39
Notes to Consolidated Financial Statements..................      40
RETEK LOGISTICS, INC.:
Report of Independent Accountants...........................      57
Balance Sheet as of March 31, 1998..........................      58
Statement of Operations for the three months ended March 31,
  1998 and 1997.............................................      59
Statement of Cash Flows for the three months ended March 31,
  1998 and 1997.............................................      60
Statement of changes in Stockholders' Equity and
  Comprehensive Income for the three months ended March 31,
  1998......................................................      61
Notes to Financial Statements...............................      62

     2. Financial Statement Schedules. Schedules not listed below have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.


Schedule II -- Valuation and Qualifying Accounts for the
  years ended December 31, 2000, 1999 and 1998..............      69

     3. Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

     (B) REPORTS ON FORM 8-K

     We filed one report on Form 8-K (Item 6) on December 20, 2000 announcing that Alex Way Hart resigned from our board of directors effective December 15, 2000. Mr. Hart was designated a member of our board of directors by HNC Software, Inc. and resigned as a result of the completion of our spin-off from HNC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of RETEK INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34, present fairly, in all material respects, the financial position of Retek Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 19, 2001

                                   RETEK INC.

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 31,058    $ 83,680
  Investments...............................................      14,664          --
  Accounts receivable, net..................................      27,972      24,383
  Deferred income taxes.....................................      38,293       1,612
  Other current assets......................................      11,190       5,560
                                                                --------    --------
     Total current assets...................................     123,177     115,235
Investments.................................................       6,053          --
Deferred income taxes.......................................      11,525      21,716
Property and equipment, net.................................      26,249       8,291
Intangible assets, net......................................      28,094       8,958
Other assets................................................          85          33
                                                                --------    --------
                                                                $195,183    $154,233
                                                                ========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 10,491    $  5,946
  Accrued liabilities.......................................       6,022       3,030
  Deferred revenue..........................................      44,129       5,883
  Note payable, current portion.............................         198          --
  Payable to HNC Software Inc...............................         598      15,399
                                                                --------    --------
     Total current liabilities..............................      61,438      30,258
Note payable, net of current portion........................         255          --
Deferred revenue, net of current portion....................       8,895          --
                                                                --------    --------
     Total liabilities......................................      70,588      30,258
Commitments and Contingencies (Note 3 and 12)
Stockholders' equity:
  Preferred stock, $0.01 par value -- 5,000 shares
     Authorized; no shares issued and outstanding...........          --
  Common stock, $0.01 par value -- 150,000 shares
     Authorized, 48,163 shares and 46,503 shares
     Issued and outstanding at December 31, 2000 and 1999,
      respectively..........................................         482         465
Paid-in capital.............................................     173,892     140,089
Deferred stock-based compensation...........................      (9,705)    (19,978)
Accumulated other comprehensive loss........................      (1,150)       (582)
(Accumulated deficit) retained earnings.....................     (38,924)      3,981
                                                                --------    --------
     Total stockholders' equity.............................     124,595     123,975
                                                                --------    --------
Total liabilities and stockholders' equity..................    $195,183    $154,233
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.
                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Revenue:
  License and maintenance...................................  $ 57,729    $45,965    $42,753
  Services and other........................................    34,228     23,194     12,280
                                                              --------    -------    -------
     Total revenue..........................................    91,957     69,159     55,033
                                                              --------    -------    -------
Cost of revenue:
  License and maintenance...................................    23,323      5,950      3,648
  Non-cash cost of license and maintenance revenue..........     3,664      1,095        701
                                                              --------    -------    -------
     Total cost of license and maintenance revenue..........    26,987      7,045      4,349
  Services and other........................................    24,889     16,625      9,503
  Non-cash cost of services and other revenue...............     1,869        323         --
                                                              --------    -------    -------
     Total cost of services and other revenue...............    26,758     16,948      9,503
                                                              --------    -------    -------
     Total cost of revenue..................................    53,745     23,993     13,852
                                                              --------    -------    -------
     Gross profit...........................................    38,212     45,166     41,181
Operating expenses:
  Research and development..................................    37,784     22,612     12,918
  Non-cash research and development expense.................     4,989        422         --
                                                              --------    -------    -------
     Total research and development expense.................    42,773     23,034     12,918
  Sales and marketing.......................................    38,561     19,625     14,075
  Non-cash sales and marketing expense......................     2,469        943         --
                                                              --------    -------    -------
     Total sales and marketing expense......................    41,030     20,568     14,075
  General and administrative................................    10,788      6,257      3,921
  Non-cash general and administrative expense...............     1,018        174         --
                                                              --------    -------    -------
     Total general and administrative expense...............    11,806      6,431      3,921
  Acquired in-process research and development..............     4,000      1,480      1,750
  Acquisition related amortization of intangibles...........     4,201        749        429
                                                              --------    -------    -------
     Total operating expenses...............................   103,810     52,262     33,093
                                                              --------    -------    -------
Operating (loss) income.....................................   (65,598)    (7,096)     8,088
Other income, net...........................................     1,711         30         11
                                                              --------    -------    -------
  (Loss) income before income tax (benefit) provision.......   (63,887)    (7,066)     8,099
Income tax (benefit) provision..............................   (20,982)    (1,697)     4,221
                                                              --------    -------    -------
  Net (loss) income.........................................  $(42,905)   $(5,369)   $ 3,878
                                                              ========    =======    =======
Basic and diluted net loss per common share.................  $  (0.91)   $ (0.13)
                                                              ========    =======
Weighted average shares used in computing basic and diluted
  net loss per common share.................................    47,232     40,779
                                                              ========    =======
Pro forma unaudited basic net income per common share.......                         $  0.10
                                                                                     =======
Weighted average shares used in computing pro forma
  unaudited basic net income per common share...............                          40,000
                                                                                     =======

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income......................................    $(42,905)   $ (5,369)   $  3,878
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
  Provision for doubtful accounts........................       1,483       2,399       1,652
  Depreciation and amortization expense..................      13,640       4,505       2,420
  Amortization of stock-based compensation...............      10,929       1,908          --
  Acquired in-process research and development...........       4,000       1,480       1,750
  Deferred income tax (benefit) expense..................     (31,599)     (2,079)        753
  Tax benefit from stock option transactions.............       7,463       4,248       1,060
  Changes in assets and liabilities, excluding impact
     of acquisitions:
     Accounts receivable.................................      (4,951)     (4,987)    (10,814)
     Other assets........................................      (5,637)     (7,272)     (1,736)
     Accounts payable....................................       4,474       2,633         185
     Accrued liabilities.................................       2,992          44         532
     Deferred revenue....................................      46,530       2,642       1,205
                                                             --------    --------    --------
       Net cash provided by operating activities.........       6,419         152         885
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash purchased in business acquisition.................         166         235         559
  Cash paid for business acquisition.....................     (18,694)     (5,333)         --
  Purchases of investments for sale......................     (20,717)         --          --
  Acquisitions of property and equipment.................     (14,001)     (5,741)     (2,938)
                                                             --------    --------    --------
       Net cash used in investing activities.............     (53,246)    (10,839)     (2,379)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the issuance of common stock.........      11,246      84,899          --
  Repayment of debt......................................      (1,491)         --          --
  Borrowings from HNC Software Inc.......................         598      56,864      41,747
  Repayments to HNC Software Inc.........................     (15,399)    (47,409)    (42,294)
                                                             --------    --------    --------
       Net cash provided by (used in) financing
          activities.....................................      (5,046)     94,354        (547)
                                                             --------    --------    --------
  Effect of exchange rate changes on cash................        (749)       (402)        (13)
                                                             --------    --------    --------
  Net increase (decrease) in cash and cash equivalents...     (52,622)     83,265      (2,054)
  Cash and cash equivalents at beginning of period.......      83,680         415       2,469
                                                             --------    --------    --------
  Cash and cash equivalents at end of period.............    $ 31,058    $ 83,680    $    415
                                                             ========    ========    ========
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Business acquisition through issuance of Retek Inc.
     common stock........................................    $  7,503    $     --    $     --
                                                             ========    ========    ========
  Acquisition of property and equipment under capital
     leases..............................................    $ 10,200    $     --    $     --
                                                             ========    ========    ========
  Business acquisition through issuance of HNC Software
     Inc. common stock...................................    $     --    $     --    $  6,564
                                                             ========    ========    ========
  Business acquisition through issuance of convertible
     note................................................    $     --    $  2,667    $     --
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid..........................................    $    843    $     --    $     --
                                                             ========    ========    ========
  Income taxes paid......................................    $  1,123    $    176    $     67
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                          ACCUMULATED
                              COMMON STOCK                  DEFERRED         OTHER                      TOTAL
                             ---------------   PAID-IN    STOCK-BASED    COMPREHENSIVE   RETAINED   STOCKHOLDERS'   COMPREHENSIVE
                             SHARES   AMOUNT   CAPITAL    COMPENSATION   INCOME (LOSS)   EARNINGS      EQUITY       INCOME (LOSS)
                             ------   ------   --------   ------------   -------------   --------   -------------   -------------
BALANCE AT DECEMBER 31,
  1997.....................     --       --      19,230           --            (95)       5,472        24,607
Acquisition of Retek
  Logistics, Inc. by HNC
  Software Inc.............      1                6,564                                                  6,564
Tax benefit from HNC
  Software Inc. stock
  options..................                       1,060                                                  1,060
Foreign currency
  translation adjustment...                                                     (93)                       (93)       $    (93)
Net income.................                                                                3,878         3,878           3,878
                             ------    ----    --------     --------        -------      --------     --------        --------
BALANCE AT DECEMBER 31,
  1998.....................      1       --      26,854           --           (188)       9,350        36,016        $  3,785
                                                                                                                      ========
Tax benefit from HNC
  Software Inc. stock
  options..................                       4,248                                                  4,248
Issuance of common stock,
  net of issuance costs of
  $1.05....................  46,325    $463      84,436                                                 84,899
Deferred stock-based
  compensation.............                      21,886     $(21,886)
Amortization of stock-based
  compensation.............                                    1,908                                     1,908
Conversion of note payable
  to Common stock..........    177        2       2,665                                                  2,667
Foreign currency
  translation Adjustment...                                                    (394)                      (394)       $   (394)
Net loss...................                                                               (5,369)       (5,369)         (5,369)
                             ------    ----    --------     --------        -------      --------     --------        --------
BALANCE AT DECEMBER 31,
  1999.....................  46,503    $465    $140,089     $(19,978)       $  (582)     $ 3,981      $123,975        $ (5,763)
                             ======    ====    ========     ========        =======      ========     ========        ========
Tax benefit from HNC
  Software Inc. stock
    options................                       7,463                                                  7,463
Common stock issuance
  costs....................                        (287)                                                  (287)
Common stock issued under
Employee Stock Purchase
  Plan.....................    612        6       7,939                                                  7,945
Common stock and stock
  options issued for
  acquisition of
  HighTouch................    389        4       7,499                                                  7,503
Common stock issued........    300        3      10,197                                                 10,200
Common stock options
  exercised................    359        4       3,584                                                  3,588
Equity adjustments relating
  to HNC spin-off..........                      (3,248)                                                (3,248)
Deferred stock based
  compensation.............                         656         (656)
Amortization of stock-based
  Compensation.............                                   10,929                                    10,929
Unrealized gain on
  investments..............                                                      60                         60        $     60
Foreign currency
  translation
  Adjustment...............                                                    (628)                      (628)           (628)
Net loss...................                                                              (42,905)      (42,905)        (42,905)
                             ------    ----    --------     --------        -------      --------     --------        --------
BALANCE AT DECEMBER 31,
  2000.....................  48,163    $482    $173,892     $ (9,705)       $(1,150)     $(38,924)    $124,595        $(43,473)
                             ======    ====    ========     ========        =======      ========     ========        ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

     Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc., WebTrak Limited and HighTouch Technologies, Inc. ("we" "us" or the "Company"), develop application software that provides a complete information infrastructure solution to the global retail industry. Our offerings include traditional merchandising capabilities such as inventory management and purchasing; logistics capabilities including warehouse and distribution management; enhanced supply chain solutions such as forecasting, planning, and supply chain visibility; and customer relationship and order management applications. We also provide Internet-enabled business-to-business commerce applications that offer collaborative capabilities enabling retailers and their trading partners to interact in real-time on a wide variety of tasks. Many of our products incorporate proprietary neural-network predictive technology that enhances the usefulness, accuracy, and adaptability of our applications enabling better decision-making by retailers. We are headquartered in Minneapolis, Minnesota.

     On November 23, 1999, we completed our initial public offering. Prior to completing our initial public offering, we were a wholly owned subsidiary of HNC Software Inc. ("HNC"), a business-to-business software company that develops and markets predictive software solutions. As of December 31, 2000, HNC owned 0% of our outstanding common stock.

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

Basis of Presentation

     Following HNC's November 1999 contribution of Retek Information Systems, Inc. capital stock to Retek Inc., the consolidated financial statements include the accounts of Retek Inc. and its wholly owned subsidiaries Retek Information Systems, Inc., HighTouch Technologies, Inc. and WebTrak Limited. The accounts of Retek Information Systems, Inc. include its wholly owned subsidiaries.

     Prior to the November 1999 legal restructuring, the financial statements reflect the combined financial position, results of operations and cash flows of Retek Inc. and Retek Information Systems, Inc. The combined financial statements include the accounts of Retek Inc. for the periods after its acquisition by HNC in March 1998 and the accounts of Retek Information Systems, Inc. and its wholly owned subsidiaries for all periods presented. The financial statements have been prepared using HNC's historical basis in the assets and liabilities and historical results of operations of each of the entities, which comprise our business.

     All significant intercompany transactions and balances have been eliminated in all periods presented.

     The stockholders' equity accounts in the accompanying consolidated financial statements reflect the balances of Retek Information Systems, Inc. for the period prior to HNC's acquisition of Retek

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Logistics, Inc. in March 1998. Subsequent to March 1998, the stockholders' equity accounts reflect the balances of Retek Logistics, Inc. and Retek Inc., which reflects the reincorporation in September 1999.

Financial Statement Preparation

     The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

     Cash equivalents are highly liquid investments and consist of investments in money market accounts and commercial paper purchased with maturities of three months or less.

Investments

     Investments in debt securities that are not cash equivalents have been designated as available for sale. Those securities, which consist of various high rated government securities and corporate commercial paper, are reported at fair value, with net unrealized gains and losses included in stockholders' equity. The net unrealized gain on investments was $60 at December 31, 2000 and $0 at December 31, 1999. The maturities of the debt securities range between 2000 and 2003.

Property and Equipment

     Property and equipment are recorded at cost. We recognize depreciation and amortization expense using the straight-line method over the estimated useful lives of the assets of three to seven years. We amortize leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred. Depreciation and amortization expense of property and equipment was $6,359, $2,299 and $1,268 for the years ended December 31, 2000, 1999 and 1998, respectively.

Capitalized Software

     Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through December 31, 2000, no significant amounts were expended subsequent to reaching technological feasibility.

Intangible Assets

     Retek Logistics, Inc. was acquired by HNC in March 1998 in exchange for 143 shares of HNC common stock. In April 1999, HNC issued an additional 45 shares of HNC common stock for the achievement of these financial objectives during calendar 1998, which was recorded as an addition to goodwill of $1,476 in the consolidated financial statements in 1998. The liability of all subsequent HNC shares issued was assumed by HNC as a part of our separation agreement. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5,781, of which $4,031 was allocated to intangible assets and $1,750 was allocated to in-process research and development (see note 4).

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     On May 10, 2000, we acquired HighTouch Technologies, Inc. ("HighTouch") for a cash payment of $18,694 including direct acquisition costs and 389 shares of our common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $30,416 of which $26,416 was allocated to intangible assets and $4,000 was allocated to in-process research and development (see note 4).

     In October 1999, we acquired WebTrak Limited ("WebTrak") for a cash payment of $5,333 and a $2,667 convertible note, which was subsequently converted into 178 shares of our common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $8,131 of which $6,651 was allocated to intangible assets and $1,480 was allocated to in-process research and development (see note
4).

     In conjunction with these purchases, we recorded various intangible assets. Intangible assets are comprised of purchased software and other rights that are stated at lower of cost or net realizable value. Intangible assets are amortized using the straight-line method over the following estimated useful lives:

Purchased software costs....................................    36 to 42 months
Assembled work force........................................            3 years
Customer base...............................................       3 to 5 years
Noncompetition agreements...................................       3 to 5 years
Trademarks..................................................            5 years
Goodwill....................................................            5 years

     Amortization expense of intangible assets was $7,280, $2,206 and $1,152 for the years ended December 31, 2000, 1999 and 1998, respectively.

Long-Lived Assets

     When events or changes in circumstances warrant, we investigate potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill. An impairment loss would be recognized if the sum of the expected future net cash flows were less than the carrying amount of the asset. No such impairments of long-lived assets existed through December 31, 2000.

Advertising

     Advertising expense was approximately $2,134, $638 and $240 for the years ended December 31, 2000, 1999 and 1998, respectively.

Revenue Recognition

     We recognize software license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed or determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence exists to allocate the total fee to undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Starting in the fourth quarter of 1999, we revised the terms of the software licensing agreements for the majority of the software products sold. Under these terms, we provide technical advisory services after the delivery of our products to help our customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period that the technical advisory services are performed. For sales made through distributors, resellers and original equipment manufacturers, we recognize revenue at the time these

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met. Service revenue includes maintenance revenue, which is deferred and recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed. Consulting services are customarily billed at a fixed daily rate plus out-of-pocket expenses.

     Our revenue from contract development services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to income in the period such losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.

     Deferred revenue consists primarily of deferred maintenance and license revenue.

Income Taxes

     For periods prior to the Distribution, our taxable income or losses were included in the consolidated tax returns of HNC. For financial reporting purposes, we computed income taxes on a stand-alone basis. Upon completion of the Distribution, we became responsible for our income taxes and the filing of our own income tax returns. Pursuant to a tax sharing agreement with HNC for periods prior to the Distribution, we were required to pay HNC an amount equal to the tax liability we would have incurred on a separate return basis had we not joined with HNC in filing a consolidated return. To the extent we determine that we would have no tax liability on a separate return basis, HNC will pay us an amount equal to the difference between HNC's consolidated tax liability with us included in its consolidated tax return and the consolidated tax liability that would have been due had we not been included in the consolidated tax return. Similar provisions are defined under the tax sharing agreement for state tax returns, which are filed on a group or unitary basis. Upon the Distribution, we adjusted our income tax balances to reflect our tax attributes on a stand-alone basis from balances related to the tax sharing agreement with HNC resulting in a reduction of paid-in capital of $3,248.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is generally comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Foreign Currency Translation

     The consolidated financial statements of our international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from the consolidated results of operations and are recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statement of income and are not material.

Diversification of Credit Risk

     Our financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

and cash equivalents with high credit quality financial institutions in order to limit the amount of our credit exposure. Our software license and installation agreements and commercial development contracts are primarily with large customers in the retail industries. We maintain allowances for potential credit losses.

Disclosures about Fair Value of Financial Instruments

     The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.

Comprehensive Income (Loss)

     We report comprehensive income (loss) and its components, including foreign currency items, in addition to net income (loss) in our consolidated financial statements. Comprehensive income (loss) is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. FAS 133, as amended by FAS 137 and 138 is required to be adopted by us effective January 1, 2001. The adoption of FAS 133, as amended, is not expected to have a significant impact on our consolidated financial position or results of operations.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statement". SAB 101 provides guidance for revenue recognition under various circumstances. Amendments to the Bulletin delayed the effective date until the fourth quarter of 2000. Adoption of Staff Accounting Bulletin No. 101 did not have a significant impact on our consolidated financial position or results of operations.

     In April 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transaction Involving Stock Compensation and Interpretation of APB No. 25," which is effective July 1, 2000 except for certain conclusions which cover specific events after either December 15, 1998 or

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

January 12, 2000. FIN No. 44 clarifies the application of APB No. 25 related to modifications of stock options, changes in grantee status, and options issued on a business combination, among other thins. The adoption of FIN No. 44 did not have a significant impact on our consolidated financial position or results of operations.

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

     For the year ended December 31, 2000, the calculation of diluted loss per share excludes the impact of the potential exercise of 7,750 stock options outstanding at December 31, 2000 because the effect would be antidilutive.

     Pro forma unaudited income per common share for the years ended December 31, 1998 is calculated for basic income per share only since we had no outstanding stock options during those periods.

Reclassifications

     Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Accounts receivable, net:
  Billed....................................................  $28,863   $25,239
  Unbilled..................................................    4,326     3,084
                                                              -------   -------
                                                               33,189    28,323
Less allowance for doubtful accounts........................   (5,217)   (3,940)
                                                              -------   -------
                                                              $27,972   $24,383
                                                              =======   =======

     The following is a rollforward of the activity within the allowance for doubtful accounts:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Balance at beginning of period..............................  $3,940    $1,571    $  382
Provisions..................................................   1,483     2,399     1,652
Write-offs..................................................    (207)      (30)     (463)
                                                              ------    ------    ------
Balance at end of period....................................  $5,216    $3,940    $1,571
                                                              ======    ======    ======

     Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be collected within one year.

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
Other current assets:
  Other receivables.........................................    $   955    $ 3,122
  Prepaid expenses..........................................     10,035      1,568
  VAT and other foreign tax receivable......................        200        870
                                                                -------    -------
                                                                $11,190    $ 5,560
                                                                =======    =======
Property and equipment, net:
  Computer equipment........................................     28,973      6,230
  Furniture and fixtures....................................      5,780      5,043
  Leasehold improvements....................................      2,032      1,214
                                                                -------    -------
                                                                 36,785     12,487
  Less accumulated depreciation and amortization............    (10,536)    (4,196)
                                                                -------    -------
                                                                $26,249    $ 8,291
                                                                =======    =======
Intangible assets, net:
  Purchased software costs..................................    $13,312    $ 8,512
  Goodwill..................................................     21,619      2,423
  Other.....................................................      4,735      2,314
                                                                -------    -------
                                                                 39,666     13,249
  Less accumulated amortization.............................    (11,572)    (4,291)
                                                                -------    -------
                                                                $28,094    $ 8,958
                                                                =======    =======
Accrued liabilities:
  Payroll and related benefits..............................    $ 5,829    $ 3,023
  Other.....................................................        193          7
                                                                -------    -------
                                                                $ 6,022    $ 3,030
                                                                =======    =======

NOTE 3 -- COMMITMENTS

     At December 31, 2000, we were obligated through 2014 under non-cancelable operating leases for our facilities and certain equipment as follows:

                                                              FUTURE MINIMUM
                                                              LEASE PAYMENTS
                                                              --------------
2001........................................................     $ 4,032
2002........................................................       6,502
2003........................................................       6,388
2004........................................................       6,078
2005........................................................       5,369
Thereafter..................................................      45,462

     The lease for our headquarters provides for two options to lease additional space, should we require it, over the term of the lease agreement. Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $3,650 $1,340 and $758, respectively, net of

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

sublease income of $1,052, $1,040 and $886, for the years ended December 31, 2000, 1999 and 1998, respectively.

     We have licensing arrangements with third party software providers under which we pay a royalty when third party software is delivered to an end user. Each license arrangement contains no minimum royalty payments and has a one-year term, which renews automatically unless terminated by either party. Royalty expense under these licensing arrangements for the years ended December 31, 2000, 1999 and 1998 was approximately $2,398, $3,313 and $2,429, respectively.

NOTE 4 -- ACQUISITIONS

     On May 10, 2000, we acquired HighTouch Technologies, Inc. ("HighTouch") for a cash payment of $18,694 including direct acquisition costs and 389 shares of our common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $30,416 of which $26,416 was allocated to intangible assets and $4,000 was allocated to in-process research and development.

     In connection with our acquisition of HighTouch, acquired research and development of $4,000 was charged to operations on the acquisition date. HighTouch's products provide real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek CRM, our enterprise-level customer interaction system. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition, HighTouch had three products under development including Customer Order Management, which was subsequently completed by Retek in July 2000, and Customer Direct Marketing and Customer Loyalty and Retention, the core functionality of which was incorporated into our Data Warehouse product in September 2000.

     The value of our common stock issued for the acquisition completed during fiscal 2000 was determined by the average price of our common stock shortly before and after the announcement of the acquisitions. This transaction was accounted for using the purchase accounting method and accordingly, the net assets acquired were recorded at their estimated fair values at the effective dates of the acquisition. The following table presents the purchase price allocation of this acquisition.

Cash and fair value of our common stock issued..............    $25,503
Direct acquisition costs....................................        223
Net liabilities assumed.....................................      3,246
                                                                -------
Total purchase price........................................    $28,972
                                                                =======
Estimated fair value of tangible assets acquired............    $   417
Estimated fair value of identifiable intangible assets......     11,220
Goodwill....................................................     19,196
Deferred tax liabilities related to identifiable
  intangibles...............................................     (1,861)
                                                                -------
                                                                $28,972
                                                                =======

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of HighTouch had taken place at the beginning of each year.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Total revenue...............................................   $ 91,990      $ 70,894
Net loss....................................................    (55,228)      (14,874)
Basic and diluted loss per Share............................      (1.17)        (0.36)

     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

     In connection with the acquisition of WebTrak, Inc. (WebTrak) by US in October 1999, acquired in-process research and development of $1,480 was charged to operations on the acquisition date. WebTrak's products may be classified into two categories: WebTrak Core Products, which allow parties along the supply chain of a product, to network around a common product tracking database and Retail.com products, which represent the next generation of supply chain applications, retaining the functionality of the WebTrak core products but hosted through a website. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition, WebTrak had a new software product under development, retail.com design, which was completed during 2000.

     In connection with the acquisition of Retek Logistics, Inc. by HNC, acquired in-process research and development of $1,750 was charged to operations on the acquisition date. Our products may be classified into two categories:
Nautilus, an off-the-shelf warehouse management software system designed to provide the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of acquisition, Retek Logistics, Inc. had a number of new software products under development including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both completed during 1998 and Nautilus Version 7.0 was completed during 1999.

NOTE 5 -- STRATEGIC ALLIANCE WITH IBM

     On September 5, 2000, we entered into a strategic relationship with International Business Machines Corporation ("IBM"). Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. This arrangement has been accounted for as a capital lease of the hardware and software. Accordingly, the aggregate fair value of our common shares issued of $10.2 million has been included in property and equipment and is being amortized using the straight-line method over the twenty-seven month term of this portion of the arrangement.

     The Common Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

marketing and selling arrangements in 2001, 2002 and 2003. Under the Common Stock Purchase Agreement, we will be obligated to pay IBM $5,000, $10,000 and $15,000 related to 2001, 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Common Stock Purchase Agreement, are met. The Common Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met.

NOTE 6 -- SALE OF FUTURE ACCOUNTS RECEIVABLE

     During the year ended December 31, 2000, we sold our interest in $27,600 of future accounts receivable due to us under contracts with various customers. These balances were sold to a financial institution. The amounts received for these future balances due are included in deferred revenue as of December 31, 2000.

NOTE 7 -- NOTES PAYABLE AND LINE OF CREDIT

     On July 25, 2000, we entered into a line of credit agreement with a financial institution to provide a line of credit of $5,000 dollars. The line of credit bear interest on borrowings at a rate of prime plus 2% and expires in July 25, 2002. As of December 31, 2000 we had no balances outstanding under the line of credit. The line of credit agreement contains covenants limiting capital expenditures and operating lease expenditures. We were in compliance with or had obtained the appropriate waivers for all covenants and restrictions under the line of credit agreement. The line of credit agreement is collateralized by funds on account at the financial institution.

     In addition we had notes payable outstanding as of December 31, 2000 as follows:

Note payable -- interest at 7.0% due in monthly installments
  of $20....................................................    $ 128
Note payable -- interest at 7.0% due in monthly installments
  of $8.....................................................      325
                                                                -----
Total.......................................................      453
Less current maturities.....................................     (198)
                                                                -----
Long-term Portion...........................................    $ 255
                                                                =====

     Scheduled maturities of notes payable as of December 31, 2000 are as follows:

2001........................................................    $198
2002........................................................      74
2003........................................................      80
2004........................................................      86
2005........................................................      15
                                                                ----
Total.......................................................    $453
                                                                ====

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

NOTE 8 -- INCOME TAXES

     Income before income tax (benefit) provision was taxed under the following jurisdictions:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000       1999       1998
                                                              --------    -------    ------
Domestic....................................................  $(65,660)   $(7,851)   $6,276
Foreign.....................................................     1,713        785     1,823
                                                              --------    -------    ------
                                                              $(63,887)   $(7,066)   $8,099
                                                              ========    =======    ======

     The income tax (benefit) provision is summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000       1999       1998
                                                              --------    -------    ------
CURRENT:
  Federal...................................................  $     --    $    62    $2,258
  State.....................................................        63         70       699
  Foreign...................................................       601        250       511
DEFERRED:
  Federal...................................................   (15,921)    (1,609)      489
  State.....................................................    (5,731)      (497)      144
  Foreign...................................................        --         27       120
                                                              --------    -------    ------
                                                              $(20,982)   $(1,697)   $4,221
                                                              ========    =======    ======

     Deferred tax assets are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Taxable pooling-of-interests basis difference...............  $13,708    $14,620
Net operating loss carryforwards............................   20,626      5,389
Tax credit carryforwards....................................    2,288        948
Allowance for doubtful accounts.............................    2,283      1,464
Depreciation................................................       (2)       (88)
Intangible assets...........................................    1,575        718
Deferred revenue............................................    6,834         --
Accrued liabilities and other...............................    2,506        277
                                                              -------    -------
  Net deferred tax asset....................................  $49,818    $23,328
                                                              =======    =======

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     A reconciliation of the income tax (benefit) provision to the amount computed by applying the statutory federal income tax rate to income before income tax (benefit) provision is summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000       1999       1998
                                                              --------    -------    ------
Amounts computed at statutory federal rate..................  $(22,360)   $(2,402)   $2,754
  State income taxes, net of federal benefit................    (3,671)        16       740
  Tax credit carryforwards generated........................    (1,156)      (208)     (429)
  Non-deductible acquired technology and other
     non-deductible acquisition costs.......................     2,665        378     1,004
  Foreign income taxes......................................        --         10        11
  Stock based compensation..................................     1,903        396        --
  Other, net................................................     1,637        113       141
                                                              --------    -------    ------
Income tax (benefit) provision..............................  $(20,982)   $(1,697)   $4,221
                                                              ========    =======    ======

     At December 31, 2000, we had federal and state net operating loss carryforwards of approximately $50,930. Substantially all carryforwards expire in 2020.

     We also had approximately $1,186 of federal research and development credit carryforwards expiring at various dates through 2020, $190 of state research and development credit carryforwards expiring at various dates through in 2014, and $912 of foreign tax credit carryforwards which expire from 2000 to 2004.

NOTE 9 -- SEGMENT INFORMATION AND MAJOR CUSTOMERS

     We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by references to the location of our operations for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Revenue by geographic area:
  United States.............................................  $71,004    $37,917    $29,183
  Canada....................................................    2,093      4,295      6,310
  United Kingdom............................................    7,424      8,402      4,224
  Germany...................................................    2,345      9,569      1,837
  Other.....................................................    9,091      8,976     13,479
                                                              -------    -------    -------
     Total revenue..........................................  $91,957    $69,159    $55,033
                                                              =======    =======    =======

     The following is long-lived asset information by geographic area:

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                               2000       1999       1998
                                                              -------    -------    ------
Long-lived assets by geographic area:
  United States.............................................  $54,016    $16,878    $8,987
  Foreign...................................................      412        404       193
                                                              -------    -------    ------
     Total long-lived assets................................  $54,428    $17,282    $9,180
                                                              =======    =======    ======

     Our foreign sales represent revenues from export sales and international operations. Export sales include sales from the United States to foreign countries. Export sales were $12,408, $18,164 and $12,414

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

for the years ended December 31, 2000, 1999 and 1998, respectively. International operations include sales by foreign operations.

     During 2000 we had revenue from one customer that exceeded 10% of our total revenues and during 1999 we had revenue from two customers that exceeded 10% of our total revenues. Revenue from customer A accounted for 11.9% of our revenues in fiscal 2000 and revenue from customers B and C accounted for 13.6% and 10.8%, respectively, of our total revenues for fiscal year 1999. No single customer accounted for more than 10% of our total revenue in 1998.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

Retek Inc. Sponsored Plans

     During 1999, we adopted the 1999 Equity Incentive Plan (the "Incentive Plan"), the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), the 1999 Director Stock Option Plan (the "Directors Plan") and the Employee Stock Option Exchange Program (the "Exchange Program"). During 2000, we adopted the HighTouch Technologies, Inc. 1999 Stock Option Plan.

     The Incentive Plan provides for the Compensation Committee of the Board of Directors to award up to 9,000 shares of our common stock in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock or stock bonuses. Nonqualified stock options may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award or 110% of fair market value of the stock at the date of the awards to more than 10% stockholders. Options and stock appreciation rights granted under the Incentive Plan may have a term of up to 10 years. The Compensation Committee of the Board of Directors has the discretion to award restricted stock and stock bonuses, as they deem appropriate. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2000, 1,709 options were exercisable.

     The Purchase Plan provides for the issuance of a maximum of 700 shares of our common stock. Each purchase period, eligible employees may designate between 2% and 15% of their cash compensation, subject to certain limitations, to be deducted from their pay for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share, as defined by the Purchase Plan, on the first day of the two-year offering period and the date of purchase. Employee contributions to the plan were $7,945 during the year ended December 31, 2000. In total, 612 shares were issued to employees during the year ended December 31, 2000.

     The HighTouch Technologies, Inc. 1999 Stock Option Plan provides for the Compensation Committee of the Board of Directors to award up to 2,000 shares of our common stock in the form of nonqualified stock options. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2000, 15 options were exercisable.

     The Directors Plan provides for the issuance of up to 400 nonqualified stock options to our outside directors. Under the provisions of the Directors Plan, options to purchase 25 shares of our common stock will be granted to outside directors upon their becoming a member of the Board of Directors and 7.5 additional options will be granted on each anniversary of the initial grant, so long as they remain on the Board of Directors. Options under the Directors Plan will be granted at the fair value of the stock at

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

the grant date and vest entirely one year from the date of grant. At December 31, 2000, 88 shares were exercisable.

     In 1999, we granted stock options to our employees and directors, under the Equity Incentive Plan and the Directors Plan, to purchase approximately 7,362 shares of our common stock. Of the approximately 7,262 options granted to employees, 6,239 were granted in connection with the exchange of HNC stock options by our employees. These options were granted at an exercise price of $10 per share. The difference between the option price and market value at the date of the grant has been recorded as additional paid-in capital with an offsetting debit within stockholders equity to deferred stock-based compensation. Due to the terms of the vesting, compensation will be accelerated in the early years and resulted in a compensation charge of $10,929 as of December 31, 2000.

     Transactions relating to our employees and directors under our Incentive Plan and Directors Plan during the year ended December 31, 2000 are summarized as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                            2000                        1999
                                                  ------------------------    ------------------------
                                                               WEIGHTED
                                                               AVERAGE                     WEIGHTED
                                                               EXERCISE                    AVERAGE
                                                  SHARES        PRICE         SHARES    EXERCISE PRICE
                                                  ------    --------------    ------    --------------
Outstanding at beginning of year................   7,411        $10.38            0         $10.38
  Options granted at market value...............   1,506         30.57        7,416          10.38
  Options granted at less than market value.....     178         10.98           --             --
  Options exercised.............................    (359)        10.00           --             --
  Options canceled..............................    (330)        18.99           (5)         10.00
                                                  ------                      -----
Outstanding at end of year......................   8,406         10.38        7,411          10.38
                                                  ------                      -----
Options exercisable at end of year..............   1,812                          0
Weighted average fair value of options Granted
  during the Year...............................  $24.86                      $7.62

                                              OPTIONS OUTSTANDING
                              ----------------------------------------------------         OPTIONS EXERCISABLE
                                                     WEIGHTED                        -------------------------------
                                                      AVERAGE                            NUMBER
                                   NUMBER            REMAINING         WEIGHTED      OUTSTANDING AT      WEIGHTED
RANGE OF                       OUTSTANDING AT       CONTRACTUAL        AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES               DECEMBER 31, 2000   LIFE (IN YEARS)   EXERCISE PRICE        2000        EXERCISE PRICE
- ---------------               -----------------   ---------------   --------------   --------------   --------------
$ 0.00 to $10.00............        6,816              8.83             $10.00           1,792            $10.00
 11.00 to 39.25.............        1,209              9.44              20.36               9             17.50
 39.44 to 71.56.............          329              9.34              54.74              10             61.54
 72.00 to 72.00.............           42              9.03              72.00               0              0.00
 72.69 to 72.69.............            8              9.20              72.69               0              0.00
 74.13 to 74.13.............            2              8.92              74.13               1             74.13
                                    -----
                                    8,406              8.94              13.62           1,812             10.33
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

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     The HNC Incentive Plan provides for the issuance of up to 7,250 shares after 1999 amendments of HNC's common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses to employees of HNC and its affiliates including Retek Inc. and Retek Information Systems, Inc. Nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Incentive Plan may have a term of up to ten years. HNC has the discretion to provide for restrictions and the lapse thereof in respect of restricted stock awards. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, HNC may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2000, our employees held 1 shares that were exercisable.

     The HNC Purchase Plan provides for the issuance of a maximum of 650 shares after 1999 amendments of common stock to employees of HNC and its affiliates, including us. In each purchase period eligible employees may designate that between 2% and 10% of their cash compensation, subject to certain limitations, be deducted from their compensation for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share on the first date of the twelve-month offering period or the last day of each six-month purchase period.

     During 1998, HNC adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan provides for the issuance of up to 1,000 shares of HNC's common stock in the form of nonqualified stock options to employees, officers, consultants and independent advisors of HNC and its affiliates including us. Options granted under the 1998 Plan may have a term of up to ten years. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, HNC may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2000, there were no shares exercisable under the 1998 Plan. During 1999 our employees were given the opportunity to exchange their HNC options granted through the HNC Incentive Plan and the 1998 Plan for a grant of our stock options through the our Incentive Plan. During 1999, our employees exchanged 1,136 HNC stock options for the right to receive our stock options.

     All Retek Information Systems, Inc. options, outstanding on the date of the acquisition in 1996, were converted into options to purchase HNC's common stock and adjusted to give effect to the acquisition exchange ratio. Retek Information Systems, Inc. stock options are administered by HNC's Board of Directors. No changes were made to the terms of the Retek Information Systems, Inc. options in connection with the exchange. Those options granted vest ratably over periods from one to four years and have a term of up to ten years. At December 31, 2000, our employees held zero options that were exercisable.

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     Transactions relating to our employees under HNC's stock option plan during the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------
                                                  2000                1999                1998
                                            -----------------   -----------------   -----------------
                                                     WEIGHTED            WEIGHTED            WEIGHTED
                                                     AVERAGE             AVERAGE             AVERAGE
                                                     EXERCISE            EXERCISE            EXERCISE
                                            SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                            ------   --------   ------   --------   ------   --------
  Outstanding at beginning of year.......     340     $30.62     1,378    $31.81       981    $28.89
     Options granted.....................       0       0.00       695     27.93       743     35.36
     Options exercised...................    (327)     30.56      (408)    30.83      (108)    16.56
     Options canceled....................     (12)     30.89    (1,325)    31.44      (238)    31.96
                                            -----               ------              ------
  Outstanding at end of year.............       1       7.33       340     30.62     1,378     32.81
                                            =====               ======              ======
  Options exercisable at end of year.....       1                    0                 233
  Weighted average fair value of options
     Granted During the year.............   $0.00               $10.77              $21.50

Financial Accounting Standard No. 123 Information

     We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock-based compensation. Had compensation cost for our stock-based compensation awards and HNC stock-based compensation awards issued to the our employees during 2000, 1999 and 1998 been determined based on the fair value at the grant dates of awards consistent with the method of Financial Accounting Standards Board Statement No. 123 ("FAS 123"), our net income and basic and diluted pro forma net income per common share would have been reduced to the pro forma amounts indicated below:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Net (loss) income:
  As reported.............................................    $(42,905)   $ (5,369)   $ 3,878
  Pro forma...............................................     (92,924)    (14,391)    (2,758)
Basic and diluted net (loss) income per common share:
  As reported.............................................       (0.91)      (0.13)      0.10
  Pro forma...............................................       (1.97)      (0.35)     (0.07)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2000, 1999 and 1998, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 5.12% 5.47% and 5.14%; expected volatilities of 130%, 100%, and 65%; and expected lives of 2.0, 2.0 and 3.0 years past the vesting date. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions for 2000, 1999 and 1998, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 5.50% 4.98%, and 5.23%; expected volatilities of 130%, 100%, and 65%; and an expected life of six months for all three years. The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 for HNC stock was $7.29, $10.77 and $16.32, respectively. The weighted average fair value of those purchase rights granted in 2000 and 1999 for our stock was $8.33 and $7.62, respectively.

NOTE 11 -- PREFERRED STOCK

     We have authorized 5,000 shares of $0.01 par value preferred stock. The specific terms of any preferred stock will be determined by our board of directors prior to issuance.

NOTE 12 -- CONTINGENCIES

     Various claims arising in the course of business, seeking monetary damages and other relief are pending. The amount of the liability, if any, from such claims cannot be determined with certainty;

                                   RETEK INC.

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 13 -- TRANSACTIONS WITH HNC

     As described in Note 1, the combined financial statements include significant transactions with HNC for services such as treasury, cash management, employee benefits, taxes, financial reporting, legal, corporate marketing and general corporate services prior to the Distribution. During fiscal year 2000, HNC charged for these services through the date of our separation on October 2, 2000. HNC charged us $598, $1,232 and $953 for such expenses during the years-ended December 31, 2000, 1999, 1998, respectively. These charges were principally included in sales and marketing expenses and general and administrative expenses. Management believes these allocations approximate the costs that would have been incurred had we performed these functions as a stand-alone entity.

     Certain of our employees participate in the HNC Purchase Plan. Amounts included in the payable to HNC Software Inc. related to the Purchase Plan were $263, $887 and $526 as of December 31, 2000, 1999 and 1998, respectively.

     Our employees also participated in an HNC-sponsored 401(k) plan prior to the Distribution and then our employees participated in a Retek Inc. sponsored 401(k) plan. We matched employee contributions up to of 25% of the first 6% employee contribution or 50% of the first sixteen hundred dollars, which ever is greater for the first quarter 2000. We then started to match 40% of the first 6% employee contribution or 50% of the first sixteen hundred dollars, which ever is greater for the second through fourth quarter 2000. Contributions were $676, $293 and $120 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The amount payable to HNC Software Inc. includes allocations of expenses for all corporate services, income taxes and other intercompany transactions, plus cash advances net of repayments. The amount payable does not bear interest. The average monthly balances due to HNC up to our separation on October 2, 2000 for the twelve months ended years ended December 31, 2000, 1999 and 1998 were, $1,719, $10,243 and $6,728, respectively.

     The change in the amount payable to HNC includes the following:

                                                               2000        1999        1998
                                                             --------    --------    --------
Balance at beginning of period.............................  $ 15,399    $  5,944    $  6,491
Cost allocations payable to HNC............................       598       5,408       4,796
Cash transfers from HNC....................................         0      51,456      36,951
Cash transfers to HNC......................................   (15,399)    (47,409)    (42,294)
                                                             --------    --------    --------
  Net change during the period.............................       598       9,455        (547)
                                                             --------    --------    --------
Balance at end of period...................................  $    598    $ 15,399    $  5,944
                                                             ========    ========    ========

NOTE 14 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                2000                   MAR 31     JUNE 30      SEP 30      DEC 31      TOTAL
                ----                  --------    --------    --------    --------    --------
Revenues............................    13,964      19,589      26,362      32,042      91,957
Gross profit........................     3,267       7,077      11,330      16,538      38,212
Net loss............................   (11,286)    (15,214)     (9,507)     (6,898)    (42,905)
Diluted loss per share..............  $  (0.24)   $  (0.32)   $  (0.20)   $  (0.14)   $  (0.91)

                1999                   MAR 31     JUNE 30      SEP 30      DEC 31      TOTAL
                ----                  --------    --------    --------    --------    --------
Revenues............................    16,647      21,043      20,069      11,400      69,159
Gross profit........................    12,266      14,520      14,976       3,404      45,166
Net loss............................     1,688       1,772       1,633     (10,462)     (5,396)
Diluted income (loss) per share.....  $   0.04    $   0.04    $   0.04    $  (0.24)   $  (0.13)

     The summation of quarterly net income (loss) per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of RETEK LOGISTICS, INC.

In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Retek Logistics, Inc. (formerly Practical Control Systems Technologies, Inc.) at March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Diego, California
September 9, 1999

                             RETEK LOGISTICS, INC.

                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,
                                                                  1998
                                                                ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents.................................     $  559
  Accounts receivable, net..................................        997
  Current portion of deferred income taxes..................         13
  Other current assets......................................         37
                                                                 ------
     Total current assets...................................      1,606
Property and equipment, net.................................        211
Software development costs, net.............................      1,232
Graphic design costs, net...................................        133
Other assets................................................         58
                                                                 ------
                                                                 $3,240
                                                                 ======
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  126
  Accounts payable, affiliates..............................         --
  Accrued liabilities.......................................        352
  Deferred revenue..........................................        412
                                                                 ------
     Total current liabilities..............................        890
Deferred income taxes.......................................        514
Stockholders' equity:
  Common stock, without par value -- 5,000,000 shares
     authorized:
     2,237,683 shares issued and outstanding................          1
  Paid-in capital...........................................      2,238
  Retained earnings.........................................       (340)
  Treasury stock at cost, 144 shares........................        (63)
                                                                 ------
     Total stockholders' equity.............................      1,836
                                                                 ------
                                                                 $3,240
                                                                 ======

                See accompanying notes to financial statements.

                             RETEK LOGISTICS, INC.

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                 1998        1997
                                                                ------    -----------
                                                                          (UNAUDITED)
Licensing and other revenue.................................    $1,231      $  957
Operating expenses:
  Cost of sales.............................................       431         297
  Selling, general and administrative.......................       670         723
                                                                ------      ------
     Total operating expenses...............................     1,101       1,020
                                                                ------      ------
     Income (loss) from operations..........................       130         (63)
                                                                ------      ------
Other (expense) income, net.................................      (104)         (1)
Interest expense............................................        --          --
                                                                ------      ------
     Income (loss) before income taxes......................        26         (64)
Income tax expense (benefit)................................        67         (24)
                                                                ------      ------
     Net (loss) income......................................    $  (41)     $  (40)
                                                                ======      ======

                See accompanying notes to financial statements.

                             RETEK LOGISTICS, INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                --------------------
                                                                1998        1997
                                                                -----    -----------
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................    $ (41)      $ (40)
  Adjustments to reconcile net (loss) income to net cash
     provided (used in) by operating activities:
  Depreciation and amortization.............................      155         153
  Loss on disposition of property and equipment.............       --          --
  Increase in bad debts provision...........................       --          --
  Deferred income taxes.....................................       21         (23)
  Changes in operating assets and liabilities:
     Accounts receivable, trade.............................       64          59
     Accounts receivable, affiliates........................       --          --
     Other assets...........................................     (113)       (163)
     Accounts payable.......................................       47         105
     Accounts payable, affiliates...........................     (178)       (194)
     Unearned revenue.......................................       89         (10)
     Accrued expenses.......................................      102        (214)
                                                                -----       -----
       Net cash provided by (used in) operating
        activities..........................................      146        (327)
                                                                -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs................................       --          --
  Acquisition of non-compete agreement and related assets...       --          --
  Purchase of property and equipment........................       --          (2)
  Proceeds from sale of property and equipment..............       --          --
                                                                -----       -----
       Net cash used in investing activities................       --          (2)
                                                                -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit............................................       --         185
  Payments on note payable, affiliate.......................       --         (48)
                                                                -----       -----
       Net cash provided by (used in) financing
        activities..........................................       --         137
                                                                -----       -----
Net increase (decrease) in cash.............................      146        (192)
Cash balance, beginning of year.............................      413         388
                                                                -----       -----
Cash balance, end of year...................................    $ 559       $ 196
                                                                =====       =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest....................    $  --       $   3
                                                                =====       =====

                See accompanying notes to financial statements.

                             RETEK LOGISTICS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                    (ACCUMULATED
                                                              COMMON STOCK                            DEFICIT)         TOTAL
                                                             ---------------   PAID-IN   TREASURY     RETAINED     STOCKHOLDERS'
                                                             SHARES   AMOUNT   CAPITAL    STOCK       EARNINGS        EQUITY
                                                             ------   ------   -------   --------   ------------   -------------
BALANCE AT DECEMBER 31, 1997...............................  2,238        1     2,238       (63)        (299)          1,877
Net and comprehensive loss.................................                                              (41)            (41)
                                                             -----     ----    ------      ----        -----          ------
BALANCE AT MARCH 31, 1998..................................  2,238     $  1    $2,238      $(63)       $(340)         $1,836
                                                             =====     ====    ======      ====        =====          ======

                See accompanying notes to financial statements.

                             RETEK LOGISTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

     Retek Logistics, Inc. (formerly Practical Control Systems Technologies, Inc.), an Ohio corporation is a supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries.

     In March 1998, our stockholders approved an agreement between us and HNC Software Inc. ("HNC") pursuant to which the our stockholders exchanged all of our issued and outstanding capital stock for HNC stock.

     On March 31, 1998 our stockholders received 143 shares of HNC common stock in exchange for all of our issued and outstanding shares.

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

Income Taxes

     On June 1, 1996, we terminated our S Corporation status and recognized deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Our current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

Revenue Recognition

     On certain systems development contracts, the percentage of completion method is used to recognize the revenues. We measure a contract's progress based on actual costs incurred to date compared to total estimated contract costs. A contract is considered complete once formal acceptance from a customer has been obtained. Because the percentage of completion method requires estimates of costs to complete contracts, it is possible that estimated costs to complete contracts will be revised in the near term. Revenues from software maintenance agreements are deferred and are recognized over the maintenance period. Software licensing revenues are recognized when delivery of the software occurs if we do not have to provide additional significant service under the contract. All other revenues are recognized when the services are performed.

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

                             RETEK LOGISTICS, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Cash Equivalents

     We consider our investments with an original maturity of three months or less to be cash equivalents. We invest excess funds in reverse repurchase agreements for U.S. government securities. Generally, the maturity date of our reverse repurchase agreements is the next day of business. Due to the short-term nature of the agreements, we do not take possession of the securities, which are instead held at our principal bank from which they purchases the securities. The carrying value of the agreements approximates fair market value because of the short maturity of the investments and we believe that it is not exposed to any significant risk on its investments in reverse repurchase agreements.

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

     The ultimate realization of these costs requires considerable judgment from management related to the estimated useful life and anticipated future sales. Computer software costs are amortized by the straight-line method over the estimated useful life of the products developed, which is five years. Amortization expense related to software development costs was $69 for the three months ended March 31, 1998 and $64 for the three months ended March 31, 1997 (unaudited).

Graphic Design Costs

     Costs associated with the production of graphic design applications include computer programs to assist in the sale of our products. These costs have been capitalized and are being amortized by the straight-line method over the asset's estimated useful life of three years. Amortization of graphic design costs was $50 for the three months ended March 31, 1998 and $50 for the three months ended March 31, 1997 (unaudited).

Property and Equipment

     Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets of three to seven years. We amortize leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred. Depreciation expense was $35 for the three months ended March 31, 1998 and $41 for the three months ended March 31, 1997 (unaudited).

Long-Lived Assets

     We investigate potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill when events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized if the sum of the expected future net cash flows were less than the carrying amount of the asset. No such impairments of long-lived assets existed through March 31, 1998.

                             RETEK LOGISTICS, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Diversification of Credit Risk

     We had approximately 29% of our sales for the three months ended March 31, 1998 and 49% for the three months ended March 31, 1997 (unaudited) to international customers in South America, Africa, and Asia. The same five customers comprised 91% of revenues for the three months ended March 31 1998 and 87% of the revenues for the three months ended March 31, 1997 (unaudited).

Disclosures about Fair Value of Financial Instruments

     The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.

Comprehensive Income

     During the first quarter of 1998, we adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires us to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

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

                             RETEK LOGISTICS, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                MARCH 31,
                                                                  1998
                                                                ---------
Accounts receivable, net
  Billed....................................................     $  743
  Unbilled..................................................        296
                                                                 ------
                                                                  1,039
Less allowance for doubtful accounts........................        (42)
                                                                 ------
                                                                 $  997
                                                                 ======
Property and equipment, net
  Equipment.................................................     $  307
  Furniture and fixtures....................................         28
  Leasehold improvements....................................         77
  Purchased software........................................        122
                                                                 ------
                                                                    534
Less accumulated depreciation and amortization..............       (323)
                                                                 ------
                                                                 $  211
                                                                 ======
Software development costs, net
  Software development costs................................     $1,800
  Less accumulated amortization.............................       (568)
                                                                 ------
                                                                 $1,232
                                                                 ======
Graphic design costs, net
  Software development costs................................     $  598
  Less accumulated amortization.............................       (465)
                                                                 ------
                                                                 $  133
                                                                 ======

NOTE 3 -- RELATED PARTY TRANSACTIONS

     During 1997, one of the principal stockholders of we had a majority stock ownership in Professional Contract Systems Technical Services, Inc. ("Technical Services"), a provider of contract engineering services. Also during 1997, another principal stockholder had a majority stock ownership in PCS Computers, Inc. ("Computers"), a company engaged in the design and sale of specialized computer systems and electrical components for industrial computer applications. In October 1997, one of the principal stockholders sold his interest in us to the other principal stockholder and, subsequently, in November 1997, terminated his employment with us.

     Operating expenses include the following amounts from related parties:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                1998       1997
                                                                ----    -----------
                                                                        (UNAUDITED)
Technical services..........................................    $ 83        $43
Computers...................................................     315         10
                                                                ----        ---
  Total.....................................................    $398        $53
                                                                ====        ===

                             RETEK LOGISTICS, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     We lease office space from a company owned by one our previous principal stockholders under an agreement expiring December 31, 2002. Rent expense related to this agreement for the three months ended March 31, 1998 was $51 and for the three months ended March 31, 1997 (unaudited) $66. At March 31, 1998, we were obligated under non-cancelable operating leases for its facilities as follows:

1998......................................................    $  155
1999......................................................       212
2000......................................................       218
2001......................................................       225
2002......................................................       231
                                                              ------
                                                              $1,041
                                                              ======

     We purchased equipment, furniture and fixtures in 1996 for consideration equal to an 8.25% note payable to Technical Services in the amount of $196. Monthly principal and interest payments were paid through November 1997. The note was repaid during 1997. The equipment, furniture and fixtures had previously been leased from Technical Services.

NOTE 4 -- LINE OF CREDIT

     In 1996, we negotiated a line of credit agreement with a bank that was collateralized by substantially all corporate assets and was payable on demand. The line of credit allowed borrowings of up to $500 with an interest rate equal to the bank's prime rate. No outstanding borrowings existed at March 31, 1998.

NOTE 5 -- INCOME TAXES

     Prior to June 1, 1996 we were taxed as an S Corporation. Income tax expense (benefit) is summarized as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                1998         1997
                                                                ----         ----
                                                                          (UNAUDITED)
Current.....................................................    $45          $ --
Deferred....................................................     22           (24)
                                                                ---          ----
                                                                $67          $(24)
                                                                ===          ====

                             RETEK LOGISTICS, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The components of our net deferred tax liability are as follows:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ----------------------
                                                                1998          1997
                                                                -----      -----------
                                                                           (UNAUDITED)
Deferred tax assets:
  Net operating loss carryforwards..........................    $  --      $        40
  Accounts receivable.......................................       17               12
  State taxes
  Other.....................................................        2                6
                                                                -----      -----------
     Gross deferred tax assets..............................       19               58
Deferred tax liabilities:
  Capitalized software......................................     (501)            (467)
  Property and equipment....................................      (13)             (15)
  Other.....................................................       (6)              --
                                                                -----      -----------
     Gross deferred tax liability...........................     (520)            (482)
                                                                -----      -----------
       Net deferred tax liability...........................    $(501)     $      (424)
                                                                =====      ===========

     A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income before income tax provision (benefit) is summarized as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               ----------------------
                                                               1998          1997
                                                               ----       -----------
                                                                          (UNAUDITED)
Amounts computed at statutory federal rate..................   $ 9        $       (22)
  State income taxes, net of federal benefit................    27                 (2)
  Tax credit carryforwards generated........................    (7)
  Non-deductible purchased technology and other
     non-deductible acquisition costs.......................    37
  S-corp termination deferred balances......................
  Other, net................................................     1
                                                               ---        -----------
Income tax provision (benefit)..............................   $67        $       (24)
                                                               ===        ===========

NOTE 6 -- PROFIT SHARING PLANS

     We have a Sec. 401(k) profit sharing plan covering all eligible employees who desire to participate in the plan. Our matching contributions are based on a percentage of the employees' contributions. Our matching contributions were $0 during the three months ended March 31, 1998 and 1997 (unaudited). Additionally, we may, at our option, contribute a portion of our annual profits to the plan. We did not make such a contribution during the three months ended March 31, 1998.

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

April 2, 2000

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                     SIGNATURE                                       TITLE (CAPACITY)
                     ---------                                       ----------------

/s/ JOHN BUCHANAN                                    Chairman and Chief Executive Officer
- ---------------------------------------------------    (PRINCIPAL EXECUTIVE OFFICER)
John Buchanan

/s/ GREGORY A. EFFERTZ                               Vice President, Finance & Administration,
- ---------------------------------------------------    Chief Financial Officer, Treasurer and
Gregory A. Effertz                                     Secretary (PRINCIPAL FINANCIAL OFFICER)

/s/ N. ROSS BUCKENHAM                                Director
- ---------------------------------------------------
N. Ross Buckenham

/s/ WARD CAREY                                       Director
- ---------------------------------------------------
Ward Carey

/s/ GLEN A. TERBEEK                                  Director
- ---------------------------------------------------
Glen A. Terbeek

/s/ STEPHEN E. WATSON                                Director
- ---------------------------------------------------
Stephen E. Watson

                                   RETEK INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                     BALANCE AT
                                                     BEGINNING    COSTS AND   DEDUCTIONS/    BALANCE AT
                                                     OF PERIOD    EXPENSES    WRITE-OFFS    END OF PERIOD
                                                     ----------   ---------   -----------   -------------
Year ended December 31, 2000 -- allowance for
  doubtful accounts................................    3,940        1,483        (207)          5,216
Year ended December 31, 1999 -- allowance for
  doubtful accounts................................    1,571        2,399         (30)          3,940
Year ended December 31, 1998 -- allowance for
  doubtful accounts................................      382        1,652        (463)          1,571

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
- -------                          -------------------
  2.1**      Agreement and Plan of Merger and Reorganization between
             Retek Logistics, Inc. and Registrant
  2.2*       Separation Agreement
  2.3*       Technology License Agreement
  2.4*       Tax Sharing Agreement
  2.5*       Services Agreement
  2.6*       Corporate Rights Agreement
  2.7*       Stock Contribution Agreement
  3.1*       Amended and Restated Certificate of Incorporation of the
             Registrant
  3.2*       Bylaws of the Registrant
 10.1+       Industry Solutions Initiative Master Agreement between
             Oracle Corporation and Retek
    **       Information Systems, Inc.
 10.5**      Retek 1999 Equity Incentive Plan
 10.6**      Retek 1999 Employee Stock Purchase Plan
 10.7**      Retek 1999 Director Stock Option Plan
 10.8**      Employment Agreement of Jeremy Thomas
 10.9        Lease Agreement between Ryan 900, LLC and Retek Inc.
 10.10       First Amendment to Lease Agreement between Ryan 900, LLC and
             Retek Inc.
 21.1        Schedule of Subsidiaries
 23.1        Consent of PricewaterhouseCoopers LLP
 23.2        Consent of PricewaterhouseCoopers LLP
 24.1        Power of Attorney (contained on signature page)

- ---------------
 + Portions of this Exhibit were granted confidential treatment by the Securities and Exchange Commission. Accordingly, portions thereof were omitted and filed separately.

 * Filed as an exhibit to our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2000, and incorporated herein by reference.

** Filed as an exhibit to our Registration Statement on Form S-1 (Registration
   No. 333-86841), effective November 17, 1999, and incorporated herein by reference.