Form 10-Q
period 2001-03-31
RETEK INC
filed 2001-05-14
CIK 1094360

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
(State or Other Jurisdiction of  801 Nicollet Mall, 11th Floor  (I.R.S. Employer
  Incorporation Organization)      Minneapolis, MN 55402 No.)    Identification
                                        (612) 630-5700

    (Address, including zip code, and telephone number, including area code, of Registrant's Principal Executive Offices)
                                 ---------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of May 1, 2001, the number of shares of the Registrant's common stock outstanding was 48,686,620.


===============================================================================

                                   RETEK INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


PART I - FINANCIAL INFORMATION. .....................................................................    3

Item 1.  Financial Statements........................................................................    3

         Consolidated Balance Sheet at March 31, 2001 and December 31, 2000..........................    3

         Consolidated Statement of Operations for the three months ended March 31, 2001 and 2000.....    4

         Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000.....    5

         Notes to the Consolidated Financial Statements..............................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................   16

PART II - OTHER INFORMATION..........................................................................   17

Item 1.  Legal Proceedings...........................................................................   17

Item 2.  Changes in Securities and Uses of Proceeds..................................................   17

Item 3.  Defaults Upon Senior Securities.............................................................   17

Item 4.  Submission of Matters to a Vote of Security Holders.........................................   17

Item 5.  Other Information...........................................................................   17

Item 6.  Exhibits and Reports on Form 8-K............................................................   17

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   RETEK INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                          MARCH 31,   DECEMBER 31,
                                                            2001          2000
                                                            ----          ----
                                                         (unaudited)
                        ASSETS
Current assets:
 Cash and cash equivalents...........................      $ 41,091       $ 31,058
 Investments.........................................         8,695         14,664
 Accounts receivable, net............................        30,700         27,972
 Deferred income taxes...............................        38,293         38,293
 Other current assets................................        13,077         11,190
                                                         ----------   ------------
     Total current assets............................       131,856        123,177
Investments..........................................        10,073          6,053
Deferred income taxes................................        11,759         11,525
Property and equipment, net..........................        24,740         26,249
Intangible assets, net...............................        25,753         28,094
Other assets.........................................            93             85
                                                         ----------   ------------
                                                           $204,274       $195,183
                                                         ==========   ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................      $ 10,428       $ 11,089
 Accrued liabilities.................................        10,043          6,022
 Deferred revenue, current portion ..................        55,171         44,129
 Note payable, current portion.......................           134            198
                                                         ----------   ------------
     Total current liabilities.......................        75,776         61,438
Note payable, net of current portion.................           237            255
Deferred revenue, net of current portion.............         5,603          8,895
                                                         ----------   ------------
     Total liabilities...............................        81,616         70,588
Stockholders' equity:
 Preferred stock, $0.01 par value - 5,000 shares
 authorized; no shares issued and outstanding........            --             --
 Common stock, $0.01 par value - 150,000 shares
 authorized, 48,383 shares and 48,163 shares issued
 and outstanding at March 31, 2001 and December 31,
 2000, respectively .................................           484            482
Paid-in capital......................................       176,831        173,892
Deferred stock-based compensation....................        (7,971)        (9,705)
Accumulated other comprehensive loss.................          (941)        (1,150)
Accumulated deficit..................................       (45,745)       (38,924)
                                                         ----------   ------------
Total stockholders' equity...........................       122,658        124,595
                                                         ----------   ------------
Total liabilities and stockholders' equity...........      $204,274       $195,183
                                                         ==========   ============

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 2001            2000
                                                                            --------------  ---------
                         Revenue:
                          License and maintenance.......................       $ 26,235        $  6,430
                          Services and other............................         10,790           7,534
                                                                            -----------     -----------
                              Total revenue.............................         37,025          13,964
                                                                            -----------     -----------
                         Cost of revenue:
                          License and maintenance.......................          7,394           4,168
                          Non-cash cost of license and maintenance
                            revenue                                               1,009             625
                                                                            -----------     -----------
                              Total cost of license and maintenance
                                revenue.................................          8,403           4,793
                          Services and other ...........................          7,899           5,509
                          Non-cash cost of services and other revenue...            277             394
                                                                            -----------     -----------
                              Total cost of services and other revenue..          8,176           5,903
                                                                            -----------     -----------
                              Total cost of revenue.....................         16,579          10,696
                                                                            -----------     -----------
                              Gross profit..............................         20,446           3,268
                         Operating expenses:
                          Research and development .....................          9,629           8,008
                          Non-cash research and development expense.....            535           1,291
                                                                            -----------     -----------
                              Total research and development expense....         10,164           9,299
                          Sales and marketing ..........................         11,752           8,671
                          Non-cash sales and marketing expense..........            266             575
                                                                            -----------     -----------
                              Total sales and marketing expense.........         12,018           9,246
                          General and administrative ...................          3,089           2,303
                          Non-cash general and administrative expense...            148             248
                                                                            -----------     -----------
                              Total general and administrative expense..          3,237           2,551
                          Acquisition related amortization of
                            intangibles                                           1,438             276
                                                                            -----------     -----------
                              Total operating expenses..................         26,857          21,372
                                                                            -----------     -----------
                         Operating loss.................................         (6,411)        (18,104)
                         Other income, net..............................            184           1,042
                                                                            -----------     -----------
                         Loss before income tax provision (benefit)....          (6,227)        (17,062)
                         Income tax provision (benefit).................            594          (5,776)
                                                                            -----------     -----------
                         Net loss.......................................       $ (6,821)       $(11,286)
                                                                            ===========     ===========
                         Basic and diluted net loss per common share....       $  (0.14)      $   (0.24)
                                                                            ===========     ===========
                         Weighted average shares used in computing basic
                         and diluted net loss per common share..........         48,294          46,503
                                                                            ===========     ===========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                2001             2000
                                                                          ---------------  ----------
                         CASH FLOWS FROM OPERATING ACTIVITIES:
                          Net loss....................................        $ (6,821)        $(11,286)
                          Adjustments to reconcile loss to net cash
                            provided by operating activities:
                          Provision for doubtful accounts.............             520              149
                          Depreciation and amortization expense.......           5,272            1,587
                          Amortization of stock-based compensation....           1,332            2,630
                          Deferred income tax benefit.................            (234)          (8,929)
                          Tax benefit from stock option transactions..             829            3,153
                          Changes in assets and liabilities:
                           Accounts receivable........................          (3,248)           1,729
                           Other assets...............................          (1,895)          (1,047)
                           Accounts payable...........................            (661)            (948)
                           Accrued liabilities........................           4,021            4,903
                           Deferred revenue...........................           7,750            8,732
                                                                          ------------     ------------
                             Net cash provided by operating activities           6,865              673
                                                                          ------------     ------------
                         CASH FLOWS FROM INVESTING ACTIVITIES:
                          Sale of investments.........................           2,028           (2,000)
                          Acquisitions of property and equipment......          (1,422)          (4,714)
                                                                          ------------     ------------
                             Net cash provided by (used in)
                               investing  activities..................             606           (6,714)
                                                                          ------------     ------------

                         CASH FLOWS FROM FINANCING ACTIVITIES:
                             Net proceeds (costs incurred) from the
                               issuance of common stock...............           2,514            (243)
                          Repayment of debt...........................             (82)               0
                          Borrowings from HNC Software Inc............               0               80
                          Repayments to HNC Software Inc..............               0          (15,399)
                                                                          ------------     ------------
                             Net cash provided by (used in) financing
                               activities.............................           2,432          (15,562)
                                                                          ------------     ------------
                          Effect of exchange rate changes on cash.....             130             (186)
                                                                          ------------     ------------
                             Net increase (decrease) in cash and cash
                               equivalents............................          10,033          (21,789)
                          Cash and cash equivalents at beginning of
                            period....................................          31,058           83,680
                                                                          ------------     ------------
                          Cash and cash equivalents at end of period..        $ 41,091         $ 61,891
                                                                          ============     ============

           See accompanying notes to consolidated financial statements

                                   RETEK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

    We believe the accompanying unaudited financial information for interim periods presented reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The interim financial information contained in this Report on Form 10-Q is not necessarily indicative of the results to be expected for any other interim period or for an entire fiscal year.

Financial Statement Preparation

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

NOTE 2 - PER SHARE DATA

    Basic net loss per share is calculated based only on the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

    For the three months ended March 31, 2001, the calculation of diluted loss per share excludes the impact of the potential exercise of 8,414,183 stock options outstanding at March 31, 2001 because the effect would be antidilutive.

NOTE 3 - RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 4 - SUBSEQUENT EVENTS

    On April 2, 2001, we signed a stock purchase and software development and distribution agreement with Henderson Ventures, Inc. ("Henderson"), a retail enterprise solution developer. We issued a warrant to purchase 750,000 shares of our common stock in exchange for a minority ownership position in Henderson and a distribution agreement to resell the developed software. Under this agreement we will pay royalties to Henderson for the software sold by us that we developed in conjunction with Henderson.


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

    We generate revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. Until the fourth quarter of 1999, we generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. Starting in the fourth quarter of 1999, we revised the terms of our software licensing agreements for the majority of our software products sold. Under the revised terms, we provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the technical advisory term. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer's objectives. Deferred revenue consists principally of the unrecognized portion of revenue received under license and maintenance service agreements. Deferred license revenue is recognized ratably or as a percentage of completion based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

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

    The growth of our customer base is primarily attributable to our increased market penetration and our expanding product offering. Our investments in research and development, and recent acquisitions and alliances have helped us bring new software solutions to market. These investments produced a suite of decision support solutions in 1997; the retooling of our applications for the web in 1998; the delivery of Internet-enabled business-to-business collaborative planning, critical path and product design solutions in 1999; and several additional collaborative offerings available for delivery through public marketplaces, private exchanges and Retek's own hosted service in 2000. To support our growth during these periods, we also continued to invest in internal infrastructure by hiring employees across various departments.

    We market our software solutions worldwide through direct and indirect sales channels. Revenue generated from our direct sales channel accounted for approximately 95.5% and 97.4% of our total revenue during the first three months of 2001 and 2000, respectively. Indirect sales channel revenue primarily arises from our relationship with Oracle.

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

    Revenue attributable to customers outside of North America accounted for approximately 28.7% and 31.2% of our total revenue during the first three months of 2001 and 2000, respectively. Approximately 23.8% and 11.2% of our sales were denominated in currencies other than the U.S. Dollar during the first three months of 2001 and 2000, respectively.

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


                                                    AS A PERCENTAGE OF TOTAL REVENUE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                    --------------------------------
                                                         2001              2000
                                                    ---------------   --------------
Revenue:
  License and maintenance .....................           70.9%            46.0%
  Services and other ..........................           29.1             54.0
                                                         -----            -----
     Total revenue ............................          100.0            100.0
                                                         -----            -----
Cost of revenue:
  License and maintenance .....................           22.7             34.3
  Services and other ..........................           22.1             42.3
                                                         -----            -----
     Total cost of revenue ....................           44.8             76.6
                                                         -----            -----
Gross margin ..................................           55.2             23.4
Operating expenses:
  Research and development ....................           27.4             66.6
  Sales and marketing .........................           32.5             66.2
  General and administrative ..................            8.7             18.3
  Acquisition related amortization of
   intangibles ................................            3.9              2.0
                                                         -----            -----
     Total operating expenses .................           72.5            153.1
                                                         -----            -----
Operating loss ................................          (17.3)          (129.7)
Other income, net .............................            0.5              7.5
                                                         -----            -----
Loss before income tax provision (benefit) ....          (16.8)          (122.2)
Income tax provision (benefit) ................            1.6            (41.4)
                                                         -----            -----
Net loss ......................................          (18.4)%          (80.8)%
                                                         =====            =====

Cost of license and  maintenance  revenue, as a
  percentage of license and maintenance
  revenue......................................           32.0             74.5
Cost of services and other revenue, as a
  percentage of services and other revenue ....           75.8             78.4

Three Months Ended March 31, 2001 and 2000

Revenue

    Total revenue. Total revenue increased 165% to $37.0 million for the three months ended March 31, 2001 from $14.0 million for the comparable period in 2000.

    License and maintenance revenue. License and maintenance revenue increased 308% to $26.2 million for the three months ended March 31, 2001 from $6.4 million for the comparable period in 2000. The increase in license and maintenance revenue was primarily due to the addition of new customers, an increase in the average dollar value of sales to our customers and the introduction of new software solutions.

    Services and other revenue. Services and other revenue increased 43% to $10.8 million for the three months ended March 31, 2001 from $7.5 million for the comparable period in 2000. The increase in services and other revenue was due to our expanding customer base. Consulting and custom development revenues increased $2.0 million for the three months ended March 31, 2001 from the comparable period in 2000. Services and other revenue balances fluctuate based on our use of third party consultants. Third party consultants are used on an as needed basis depending upon our allocation of available internal resources.

Costs and Expenses

    Non-cash charges. Non-cash charges included with cost of sales, research and development, sales and marketing and general and administrative are amortization of stock-based compensation and amortization of certain purchased intangible assets. Deferred stock-based compensation represents the difference between the exercise price and the fair value of our common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No.
28. We granted stock options to our employees under our 1999 Equity Incentive Plan and our HighTouch Technologies 1999 Stock Option Plan and to members of our board of directors through the 1999 Directors Stock Option Plan. As of March 31, 2001, we had approximately 6.5 million common stock options outstanding that accounted for stock-based compensation charges. Amortization of stock-based compensation was $1.3 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively. Amortization of certain purchased intangible assets stems from our purchase of certain core technologies as a result of our acquisitions of WebTrak, Inc. and HighTouch Technologies, Inc. Amortization of certain purchased intangible assets is included in non-cash cost of revenues license and maintenance and was $0.9 million and $0.5 million for the three months ended March 31, 2001 and 2000, respectively.

Cost of Revenue

    Cost of license and maintenance revenue. Cost of license and maintenance revenue consists primarily of fees paid to third party consultants; salaries and related expenses of our customer support organization; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 75% to $8.4 million for the three months ended March 31, 2001 from $4.8 million for the comparable period in 2000. The absolute dollar increases were due to increases in license and maintenance revenue. The increase in cost of license and maintenance revenue was due primarily to an increase in the number of consultants necessary to support our expanding customer base. Third party consultants are used on an as needed basis depending upon our allocation of available internal resources. We expect cost of license and maintenance revenue to increase in absolute dollars as license and maintenance revenue increases.

    Cost of services and other revenue. Cost of services and other revenue consists primarily of salaries and related expenses of our customer support organization; fees paid to third party consultants; and an allocation of our facilities and depreciation expense. Cost of services and other revenue increased 39% to $8.2 million for the three months ended March 31, 2001 from $5.9 million for the comparable period in 2000. The increase in costs of services and other revenue was due primarily to an increase in personnel and related costs resulting from the expansion of our consulting services business. As a percentage of services and other revenue, costs of services and other revenue decreased to 75.8% for the three months ended March 31, 2001 from 78.4% for the comparable period in 2000. This decrease in costs was due to an increase in higher margin consulting services being completed by our personnel versus third party personnel.

Operating Expenses

    Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses of our engineering organization; fees paid to third-party consultants; and an allocation of our facilities and depreciation expenses. Research and development expenses increased 9% to $10.2 million for the three months ended March 31, 2001 from $9.3 million for the comparable period in 2000. The increase in research and development expenses was due to increases in personnel costs, which included costs related to hired personnel and third party consultants. We believe that research and development expenditures are essential to maintaining our competitive position and we expect these costs to continue to constitute a significant percentage of our revenues.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; and an allocation of facilities and depreciation expenses. Sales and marketing expenses increased 30% to $12.0 million for the three months ended March 31, 2001 from $9.2 million for the comparable period in 2000. The increase in sales and marketing expenses was due primarily to a $0.7 million increase in personnel and related expenses and an increase in occupancy allocation, which were offset by a decrease in non-cash charges. The increase in personnel and related expenses was due to an increase in the number of sales and marketing employees required to build up our sales force and marketing operations to support the addition of several new product offerings.

    General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; legal and other professional service fees; and an allocation of our facilities and depreciation expenses. General and administrative expenses increased 27% to $3.2 million for the three months ended March 31, 2001 from $2.6 million for the comparable period in 2000. The increase in general and administrative expenses was due primarily to an increase in our personnel and related expenses as we continued to expand our administrative organization to support our overall growth. We expect general and administrative expenses to increase in absolute dollars in the foreseeable future to support continued infrastructure growth.

    Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles increased 421% to $1.4 million for the three months ended March 31, 2001 from $0.3 million for the comparable period in 2000. In connection with our purchase of HighTouch in 2000, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $30.6 million, of which $26.6 million was allocated to intangibles and $4.0 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of WebTrak in 1999, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics in 1998, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

    Other income, net. Other income, net consists primarily of interest income, interest expense, and foreign currency exchange gains and losses. Other income, net decreased 82% to $0.2 million for the three months ended March 31, 2001 from $1.0 million for the comparable period in 2000. The decrease was due primarily to decreased earnings on our cash, cash equivalent and investment balances.

    Income tax provision (benefit). The income tax provision for the three months ended March 31, 2001 was $0.6 million, compared to an income tax benefit of $5.8 million for the comparable period in 2000. The income tax provision for the three months ended March 31, 2001 is due to the non-deductibility for income tax purposes of the amortization of certain acquired intangible assets. These amounts are based on management's estimates of the effective tax rates to be incurred by us during fiscal years 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, our balance of cash, cash equivalents, and investments was $60 million, compared to $64 million at March 31, 2000.

    Net cash provided by operating activities increased to $6.9 million for the three months ended March 31, 2001 from $0.7 million for the comparable period in 2000. Principal operating cash flow adjustments that offset our net loss were amortization of stock-based compensation, depreciation and amortization, and increases in accrued liabilities and deferred revenue. The uses of cash during the first three months of 2001 were the result of increases in other assets and accounts receivables, which were partially offset by an increase in the provision for doubtful accounts.

    Net cash provided by investing activities was $0.6 million for the three months ended March 31, 2001, compared to $6.7 million net cash used in investing activities for the comparable period in 2000. The cash provided from investing activities for the three months ended March 31, 2001 was due to the sale of investments, which was partially offset by the use of cash for the acquisition of property, equipment, and other assets.

    Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2001, compared to $15.6 million in net cash used for financing activities during the comparable period in 2000. Net cash provided by financing activities in 2001 included proceeds from the issuance of common stock.

    We believe that our current cash and cash equivalents, investments and net cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management has invested the excess of current operating requirements in interest bearing, investment-grade securities.

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

FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS

    An investment in our common stock involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Report on Form 10-Q before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

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

    In addition, we have incurred, and will continue to incur, compensation expense in connection with our grants of options under our 1999 Equity Incentive Plan, and our HighTouch Technologies, Inc. 1999 Stock Option Plan. This expense will be amortized over the vesting period of these granted options, which is generally four years, resulting in lower quarterly income.

    Our quarterly expense levels are relatively fixed and are based, in part, on expectations as to future revenue. As a result, if revenue levels fall below our expectations, net income will decrease because only a small portion of our expenses varies with our revenue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK

    The fair value of our cash, cash equivalents and investments available for sale at March 31, 2001 was $60.0 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $371,000 in notes payable are at a fixed interest rate.

                                               EXPECTED MATURITY DATE
                          ---------------------------------------------------------------------------
MARCH 31, 2001              2001        2002       2003       2004       2005      TOTAL   FAIR VALUE
--------------            -------     -------    -------    -------    -------   --------  ----------
                                                 (US$ IN THOUSANDS)
Liabilities:
Notes Payable .........   $  138      $   90     $   90     $   90     $   15     $  423      $  371
Average Interest Rate..      7.0%        7.0%       7.0%       7.0%       7.0%       7.0%

FOREIGN CURRENCY EXCHANGE RATE RISK

    We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which our subsidiaries do business, with excess funds transferred to our offices in the United States. Approximately 23.8% of our sales were denominated in currencies other than the U.S. dollar for the three months ended March 31, 2001, compared to 11.2% for the same period in 2000.

EQUITY PRICE RISK

    We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

IMPACT OF EUROPEAN MONETARY CONVERSION

    We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. Through December 31, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. We are still assessing the impact that conversion to the euro will have on our internal systems, the sale of our solutions and the European and global economies. We will take appropriate corrective actions based on the results of our assessment. We have not yet determined the cost related to addressing this issue although we do not expect the cost to be significant.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time we have been subjected to legal proceedings in the ordinary course of business, although we are not currently involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the first quarter of 2001.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Retek Inc.

                              By: /s/ Gregory A. Effertz
                                  ---------------------------------------------
                              Gregory A. Effertz
                              Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date:  May 14, 2001