Form 10-Q
period 2001-06-30
RETEK INC
filed 2001-08-14
CIK 1094360

================================================================================


                             SECURITIES AND EXCHANGE
                                   COMMISSION

                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD

                                FROM ___ TO ___.

                         COMMISSION FILE NUMBER 0-28121

                                 ---------------

                                   RETEK INC.
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                MIDWEST PLAZA                 51-0392671
      (State or Other      801 Nicollet Mall, 11th Floor     (I.R.S. Employer
      Jurisdiction of         Minneapolis, MN 55402          Identification No.)
     Incorporation or            (612) 630-5700
       Organization)       (Address, including zip code,
                          and telephone number, including
                            area code, of Registrant's
                           Principal Executive Offices)

                                ----------------


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 1, 2001, the number of shares of the Registrant's common stock outstanding was 50,697,941.

================================================================================

                                   RETEK INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION..........................................................................3

ITEM 1: Financial Statements............................................................................3

          Consolidated Balance Sheet at June 30, 2001 and December 31, 2000.............................3

          Consolidated Statement of Income for the six months ended
             June 30, 2001 and 2000.................................................................... 4

          Consolidated Statement of Cash Flows for the six months ended
             June 30, 2001 and 2000.....................................................................5

          Notes to the Consolidated Financial Statements................................................6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................................7

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.....................................18

PART II - OTHER INFORMATION............................................................................19

ITEM 1: Legal Proceedings..............................................................................19

ITEM 2: Changes in Securities and Uses of Proceeds.....................................................19

ITEM 3: Defaults Upon Senior Securities................................................................20

ITEM 4: Submission of Matters to a Vote of Security Holders............................................20

ITEM 5: Other Information..............................................................................20

ITEM 6: Exhibits and Reports on Form 8-K...............................................................20

SIGNATURES.............................................................................................21


               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Sections which contain numerous forward-looking statements are "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk." These statements relate to future events, risks associated with our business and the industry in which we operate and our future financial performance. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, among other things, the matters described in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that may Impact Future Results of Operations."

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   RETEK INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                        JUNE 30,       DECEMBER 31,
                                                          2001             2000
                                                          ----             ----
                                                      (unaudited)
                          ASSETS
Current assets:
 Cash and cash equivalents........................      $  53,647        $ 31,058
 Investments......................................         11,701          14,664
 Accounts receivable, net.........................         35,603          27,972
 Deferred income taxes............................         38,293          38,293
 Other current assets.............................         10,973          11,190
                                                        ---------        --------
     Total current assets.........................        150,217         123,177
Investments.......................................         10,047           6,053
Deferred income taxes.............................         19,661          11,525
Property and equipment, net.......................         23,517          26,249
Intangible assets, net............................         64,929          28,094
Other assets......................................          4,471              85
                                                        ---------        --------
                                                        $ 272,842        $195,183
                                                        =========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................      $  10,155        $ 11,089
 Accrued liabilities..............................          9,665           6,022
 Deferred revenue.................................         64,050          44,129
 Note payable, current portion....................             83             198
                                                        ---------        --------
     Total current liabilities....................         83,953          61,438
Note payable, net of current portion..............            211             255
Deferred revenue, net of current portion..........          2,735           8,895
                                                        ---------        --------
     Total liabilities............................         86,899          70,588
Stockholders' equity:
 Preferred stock, $0.01 par value -- 5,000 shares              --              --
    authorized; no shares issued and outstanding..
 Common stock, $0.01 par value -- 150,000 shares
    authorized; at June 30, 2001 and December 31,
    2000, 50,682 shares and 48,163 shares
    issued and outstanding at June 30, 2001 and
    December 31, 2000, respectively...............            507             482
Paid-in capital...................................        241,407         173,892
Deferred stock-based compensation.................         (7,900)         (9,705)
Accumulated other comprehensive loss..............         (1,228)         (1,150)
Accumulated deficit...............................        (46,843)        (38,924)
                                                        ----------       ---------
Total stockholders' equity........................        185,943         124,595
                                                        ---------        --------
Total liabilities and stockholders' equity........      $ 272,842        $195,183
                                                        =========        ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)


                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30                               JUNE 30
                                                   ----------------------------        -----------------------------
                                                     2001               2000             2001                 2000
                                                   ---------          ---------        ---------           ---------
Revenue:
  License and maintenance..................        $  31,586          $  11,508        $  57,821           $  17,938
  Services and other.......................           12,055              8,081           22,845              15,615
                                                   ---------          ---------        ---------           ---------
    Total revenue..........................           43,641             19,589           80,666              33,553
                                                   ---------          ---------        ---------           ---------
Cost of revenue:
  License and maintenance..................            8,191              5,305           15,585               9,473
  Non-cash cost of license and
    maintenance revenue....................              924                928            1,933               1,579
                                                   ---------          ---------        ---------           ---------
    Total cost of license and
      maintenance revenue..................            9,115              6,233           17,518              11,052
  Services and other.......................            8,884              5,878           16,783              11,387
  Non-cash cost of services and other
    revenue................................              318                401              595                 779
                                                   ---------          ---------        ---------           ---------
    Total cost of services and other
      revenue..............................            9,202              6,279           17,378              12,166
                                                   ---------          ---------        ---------           ---------
    Total cost of revenue..................           18,317             12,512           34,896              23,218
                                                   ---------          ---------        ---------           ---------
    Gross profit...........................           25,324              7,077           45,770              10,335
Operating expenses:
  Research and development.................            9,588              8,786           19,218              16,794
  Non-cash research and development
    expense................................              602              1,334            1,137               2,589
                                                   ---------          ---------        ---------           ---------
    Total research and development
      expense..............................           10,190             10,120           20,355              19,383
  Sales and marketing......................           12,675              9,642           24,427              18,313
  Non-cash sales and marketing expense.....              325                626              591               1,216
                                                   ---------          ---------        ---------           ---------
    Total sales and marketing expense......           13,000             10,268           25,018              19,529
  General and administrative...............            3,207              2,715            6,296               5,018
  Non-cash general and administrative
    expense................................              156                275              304                 534
                                                   ---------          ---------        ---------           ---------
    Total general and administrative
      expense..............................            3,363              2,990            6,600               5,552
  Acquired in-process research and
    development............................                0              4,000                0               4,000
  Acquisition related amortization of
    intangibles............................            2,329                993            3,767               1,269
                                                   ---------          ---------        ---------           ---------
    Total operating expenses...............           28,882             28,371           55,740              49,733
                                                   ---------          ---------        ---------           ---------
Operating loss ............................           (3,558)           (21,294)          (9,970)            (39,398)
Other income, net..........................              362                409              547               1,451
                                                   ---------          ---------        ---------           ---------
Loss before income tax benefit.............           (3,196)           (20,885)          (9,423)            (37,947)
Income tax benefit.........................           (2,098)            (5,671)          (1,504)            (11,447)
                                                   ---------          ---------        ---------           ---------
Net loss ..................................           (1,098)           (15,214)          (7,919)            (26,500)
                                                   =========          =========        =========           =========
Basic and diluted net loss per common
  share....................................            (0.02)             (0.32)           (0.16)              (0.57)
                                                   =========          =========        =========           =========
Weighted average shares used in computing
  basic and diluted net loss per
  common share.............................           49,240             47,036           48,889              46,770
                                                   =========          =========        =========           =========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         -------------------------
                                                           2001             2000
                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .......................................        $ (7,919)        $(26,500)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Provision for doubtful accounts.................           1,591              445
 Depreciation and amortization expense...........          11,465            4,608
 Amortization of stock-based compensation........           2,845            5,424
 Acquired in-process research and development....               0            4,000
 Deferred income tax benefit.....................          (8,136)         (14,868)
 Tax benefit from stock option transactions......           6,632            3,420
 Changes in assets and liabilities:
  Accounts receivable............................          (9,222)           1,894
  Other assets...................................             215           (4,282)
  Accounts payable...............................            (934)            (523)
  Accrued liabilities............................           3,643              274
  Deferred revenue...............................           9,781           28,034
                                                         --------         --------
     Net cash provided by operating activities...           9,961            1,926
                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash purchased in business acquisition..........               0              166
 Cash paid for business acquisition..............               0          (18,694)
 Sale of investments for sale....................           2,963           (9,953)
 Purchase of investments for sale................          (3,931)          (9,953)
 Acquisitions of property and equipment..........          (3,249)         (10,646)
                                                         --------         --------
     Net cash used in investing activities.......          (4,217)         (39,127)
                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from the issuance of Retek
  common stock...................................          17,145            5,635
 Proceeds from issuance of notes.................               0            2,250
 Repayment of debt...............................            (159)            (693)
 Borrowings from HNC Software Inc................               0              755
 Repayments to HNC Software Inc..................               0          (15,399)
                                                         --------         --------
     Net cash provided by (used in) financing
      activities.................................          16,986           (7,452)
                                                         --------         --------
 Effect of exchange rate changes on cash.........            (141)            (658)
                                                         --------         --------
 Net increase (decrease) in cash and cash
  equivalents....................................          22,589          (45,311)
 Cash and cash equivalents at beginning of
  period.........................................          31,058           83,680
                                                         --------         --------
 Cash and cash equivalents at end of period......        $ 53,647         $ 38,369
                                                         ========         ========

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
 Business acquisition through issuance of
  Retek common stock and stock options...........        $      0         $  7,503
                                                         ========         ========
 Minority investment in common stock through
  issuance of warrants to purchase Retek
  common stock...................................        $ 12,505         $      0
                                                         ========         ========
 Acquisition of intellectual property through
  issuance of Retek common stock.................        $ 30,198         $      0
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

NOTE 2 - PER SHARE DATA

Basic net loss per share is calculated based only on the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method.

For the three months and six months ended June 30, 2001, the calculation of diluted loss per share excludes the impact of the potential exercise of 8,657,139 stock options and warrants outstanding at June 30, 2001 because their effect would be antidilutive.

NOTE 3 - MINORITY INVESTMENT

    On April 2, 2001, we signed a stock purchase agreement, a warrant agreement and a software development and distribution agreement with Henderson Ventures, Inc. ("Henderson"), a retail enterprise solution developer. In connection with these agreements, we issued a warrant to purchase 750,000 shares of our common stock in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we will pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson.

    The warrant issued to Henderson is fully vested with a term of five years and is exercisable at $18.625 per share. The fair value of the warrant of $16.16 was calculated using the Black-Scholes valuation model using the following assumptions: dividend yield of 0%, risk-free interest rate of 5.83%, contractual life of five years and a volatility of 137.27%. The fair value of the common stock of Henderson of $0.4 million is accounted for under the cost method and is included as a component of other assets. The value of the development and distribution rights of $12.1 million is included as a component of intangible assets and is being amortized using the straight-line method over the life of the agreement.

NOTE 4 - STRATEGIC ALLIANCE WITH ACCENTURE

    On May 16, 2001 we established a strategic relationship with Accenture LLP ("Accenture") pursuant to which Accenture will become a development partner for our predictive applications. In connection with entering into this relationship, we issued 976,000 shares of our common stock valued at $30.2 million to Proquire LLC ("Proquire"), an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property that will enable us to enhance our suite of retail-specific software. The value of our common shares issued for the specified intellectual property of Accenture is included as a component of intangible assets and is being amortized using the straight-line method over the life of the agreement.

    The agreement with Accenture also requires us to issue to Accenture warrants to purchase our common stock upon our achievement of certain revenue milestones in fiscal years 2002, 2003, 2004, and 2005. The maximum number of warrants to be issued in each fiscal year is limited to 2% of the number of shares of our common stock then outstanding in fiscal years 2002, 2003, 2004 and 2005. For any amounts earned by Accenture in excess of 2% of our common stock then outstanding, we may elect to pay in cash, rather than issue additional warrants.

NOTE 5 - RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which addresses accounting and financial reporting for business combinations. This statement is effective in its entirety for us on January 1, 2002. We have not yet determined the impact this statement will have on our results of operations or financial position.

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses accounting and financial reporting for goodwill and intangible assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. This statement is effective in its entirety for us on January 1, 2002. As of June 30, 2001, the net book value of our goodwill was $33.8 million, and goodwill amortization expense for the first six months of 2001 was $2.6 million. We have not yet determined the impact this statement will have on our results of operations or financial position.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    We generate revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. Until the fourth quarter of 1999, we generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. Starting in the fourth quarter of 1999, we revised the terms of our software licensing agreements for the majority of our software products sold. Under the revised terms, we provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized as the technical advisory services are performed. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer's objectives. Deferred revenue consists principally of the unrecognized portion of revenue received under license and maintenance service agreements. Deferred license revenue is recognized ratably or on a percentage of completion basis based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

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

    The growth of our customer base is primarily attributable to our increased market penetration and our expanding product offering. Our investments in research and development, and recent acquisitions and alliances, have helped us bring new software solutions to market. These investments produced a suite of decision support solutions in 1997; the retooling of our applications for the web in 1998; the delivery of Internet-enabled business-to-business collaborative planning, critical path and product design solutions in 1999; and several additional collaborative offerings available for delivery through public marketplaces, private exchanges and Retek's own hosted service in 2000. To support our growth during these periods, we also continued to invest in internal infrastructure by hiring employees across various departments.

    We market our software solutions worldwide through direct and indirect sales channels. Revenue generated from our direct sales channel accounted for approximately 96.4% and 96.0% of total sales channel revenue for the three and six month periods ended June 30, 2001, respectively, compared to 91.1% and 90.0% for the corresponding prior year periods, respectively. Indirect sales channel revenue primarily arises from our relationship with Oracle.

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

    On September 5, 2000, we entered into a strategic relationship with International Business Machines Corporation. Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Stock Purchase Agreement pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and IBM providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. This arrangement has been accounted for as a capital lease of the hardware and software. Accordingly, the aggregate fair value of our common shares issued of $10.2 million has been included in property and equipment and is being amortized using the straight-line method over the twenty-seven month term of this portion of the arrangement.

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

    On April 2, 2001, we signed a stock purchase agreement, a warrant agreement and a software development and distribution agreement with Henderson Ventures, Inc., a retail enterprise solution developer. In connection with these agreements, we issued a warrant to purchase 750,000 shares of our common stock in exchange for a minority ownership position in Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we will pay royalties to Henderson for the software sold by us that we developed in conjunction with Henderson.

    On May 16, 2001 we established a strategic relationship with Accenture LLP pursuant to which Accenture will become a development partner for our predictive applications. In connection with entering into this relationship, we issued 976,000 shares of our common stock to Proquire LLC, an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property that will enable us to enhance our suite of retail-specific software. In addition, we agreed to issue to Accenture warrants to purchase our common stock upon our achievement of certain revenue milestones in fiscal years 2002, 2003, 2004, and 2005. The maximum number of warrants to be issued in each fiscal year is limited to 2% of the number of shares of our common stock then outstanding in fiscal years 2002, 2003, 2004 and 2005. For any amounts earned by Accenture in excess of 2% of our common stock then outstanding, we may elect to pay in cash, rather than issue additional warrants.

    Revenue attributable to customers outside of North America accounted for approximately 35.3% and 32.3% of total revenue for the three and six month periods ended June 30, 2001, respectively, compared to 28.9% and 29.9% for the corresponding prior year periods, respectively. Approximately 31.2% and 27.8% of our sales were denominated in currencies other than the U.S. dollar for the three and six month periods ended June 30, 2001, respectively, compared to 6.1% and 8.8% for the corresponding prior year periods, respectively.

    We primarily sell perpetual licenses for which we recognize revenue in accordance with accounting principles generally accepted in the United States of America, upon meeting each of the following criteria:

    o    execution of a written purchase order, license agreement or contract;

    o    delivery of software authorization keys;

    o    the license fee is fixed or determinable;

    o    collectibility of the proceeds is assessed as being probable; and

    o vendor-specific objective evidence exists to allocate the total fee to undelivered elements of the arrangement.

    Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. We recognize revenue:

    o for sales made through our distributors, resellers and original equipment manufacturers, at the time these partners report to us that they have sold the software to the end-user and after all revenue recognition criteria have been met;

    o from maintenance agreements related to our software, over the respective maintenance periods;

    o from custom modifications, as the services are performed using the percentage of completion method, based on costs incurred to date compared to total estimated costs at completion; and

    o from services, using the percentage of completion method, based on costs incurred to date compared to total estimated costs at completion.

    We record amounts received under contracts in advance of performance as deferred revenue and generally recognize these amounts within one year from receipt. Any amount that will not be recognized within one year of receipt is recorded as non-current deferred revenue.

RESULTS OF OPERATIONS

    The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

                                                      AS A PERCENTAGE OF                  AS A PERCENTAGE OF
                                                         TOTAL REVENUE                       TOTAL REVENUE
                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                   ------------------------           --------------------------
                                                     2001             2000              2001               2000
                                                   -------          -------           -------             ------
Revenue:
  License and maintenance.................            72.4%            58.7%             71.7%              53.5%
  Services and other......................            27.6             41.3              28.3               46.5
                                                   -------          -------           -------             ------
     Total revenue........................           100.0            100.0             100.0              100.0
                                                   -------          -------           -------             ------
Cost of revenue:
  License and maintenance.................            20.9             31.8              21.7               32.9
  Services and other......................            21.1             32.1              21.6               36.3
     Total cost of revenue................            42.0             63.9              43.3               69.2
                                                   -------          -------           -------             ------
     Gross margin.........................            58.0             36.1              56.7               30.8
                                                   -------          -------           -------             ------
Operating expenses:
  Research and development................            23.3             51.7              25.2               57.8
  Sales and marketing.....................            29.8             52.4              31.0               58.2
  General and administrative..............             7.7             15.3               8.2               16.5
  Acquired in-process research and
    development...........................             0.0             20.4               0.0               11.9
  Acquisition related amortization of
    intangibles...........................             5.3              5.0               4.7                3.8
                                                   -------          -------           -------             ------
Total operating expenses..................            66.1            144.8              69.1              148.2
                                                   -------          -------           -------             ------
Operating loss............................            (8.1)          (108.7)            (12.4)            (117.4)
Other income, net.........................             0.8              2.1               0.7                4.3
                                                   -------          -------           -------             ------
Loss before income tax benefit............            (7.3)          (106.6)            (11.7)            (113.1)
Income tax benefit........................            (4.8)           (28.9)             (1.9)             (34.1)
                                                   -------          -------           -------             ------
Net loss..................................            (2.5)           (77.7)             (9.8)             (79.0)
                                                   =======          =======           =======             ======
Cost of license and maintenance revenue,
  as a percentage of license and
  maintenance revenue.....................            28.9             54.2              30.3               61.6
Cost of services and other revenue, as a
  percentage of services and other
  revenue.................................            76.3             77.7              76.1               77.9

Three Months and Six Months ended June 30, 2001 and 2000

    Revenue

    TOTAL REVENUE. Total revenue increased 122.8% and 140.4% to $43.6 and $80.7 million for the three and six month periods ended June 30, 2001, respectively, from $19.6 and $33.6 million for the corresponding prior year periods, respectively.

    LICENSE AND MAINTENANCE REVENUE. License and maintenance revenue increased 174.5% and 222.3% to $31.6 and $57.8 million for the three and six month periods ended June 30, 2001, respectively, from $11.5 and $17.9 million for the corresponding prior year periods, respectively. The increase in license and maintenance revenue was primarily due to the addition of new customers.

    SERVICES AND OTHER REVENUE. Services and other revenue increased 49.2% and 46.3% to $12.0 and $22.9 million for the three and six month periods ended June 30, 2001, respectively, from $8.1 and $15.7 million for the corresponding prior year periods, respectively. The increase in services and other revenue was due to our expanding customer base. Consulting revenues increased $4.2 and $6.2 million for the three and six month periods ended June 30, 2001, respectively. During the second quarter of 2001, we continued to expand our consulting services business by increasing the number of personnel to 145 as of June 30, 2001 from 89 as of June 30, 2000.

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

Equity Incentive Plan and our HighTouch Technologies 1999 Stock Option Plan and to members of our board of directors under our 1999 Directors Stock Option Plan. As of June 30, 2001, we had approximately 7.2 million common stock options outstanding that accounted for stock-based compensation charges. Amortization of stock-based compensation was $1.5 million and $2.8 million for the three month periods ended June 30, 2001 and 2000, respectively, and $2.8 million and $5.4 million for the six month periods ended June 30, 2001 and 2000, respectively. Amortization of certain purchased intangible assets stems from our purchase of certain core technologies as a result of our acquisitions of WebTrak, Inc. and HighTouch Technologies, Inc. Amortization of certain purchased intangible assets is included in non-cash cost of license and maintenance revenues and was $0.8 million for both the three month periods ended June 30, 2001 and 2000 and $1.7 million and $1.3 million for the six month periods ended June 30, 2001 and 2000, respectively.

    Cost of Revenue

    COST OF LICENSE AND MAINTENANCE REVENUE. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into our products; third party license consultant costs; salaries and related expenses of our customer support organization; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 46.2% and 58.5% to $9.1 million and $17.5 million for the three and six month periods ended June 30, 2001, respectively, from $6.2 million and $11.1 million for the corresponding prior year periods, respectively. As license and maintenance revenue increases, we expect to experience increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service our growing customer base. For the three and six month periods ended June 30, 2001, we incurred higher third party license consultant costs for customer funded license development projects. These increases were offset by a drop in personnel costs as in the corresponding prior year periods we incurred higher costs due to the integration of purchased solutions into our product suite. We expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

    COST OF SERVICES AND OTHER REVENUE. Cost of services and other revenue includes salaries and related expenses of our consulting organization; costs of third parties contracted to provide consulting services to our customers; and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 46.6% and 42.8% to $9.2 million and $17.4 million for the three and six month periods ended June 30, 2001, respectively, from $6.3 million and $12.2 million for the corresponding prior year periods, respectively. The increase in cost of services and other revenue for the three month period ended June 30, 2001 was due to a $3.0 million increase in consulting expenses for custom modification work. The increase for the six month period ended June 30, 2001 was due to a $2.7 million increase in personnel related costs and a $2.0 million increase in third party consulting costs. The increases in costs were due to the increase in amount of custom modification work performed by our personnel and third party consultants. As a percentage of services and other revenue, cost of services and other revenue was 76.3% and 77.7% for the three month periods ended June 30, 2001 and 2000, respectively, and 76.1% and 77.9% for the six month periods ended June 30, 2001 and 2000, respectively. The increase in margins was due to our continued expansion of our service organization and an increase in higher margin consulting services being completed by our personnel versus third party consultants.

    Operating Expenses

    RESEARCH AND DEVELOPMENT. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. Research and development expenses increased 0.7% and 5.0% to $10.2 and $20.4 million for the three and six month periods ended June 30, 2001, respectively, from $10.1 and $19.4 million for the corresponding prior year periods, respectively. Research and development costs moderated due to a drop in third party consulting costs as prior year balances included costs to integrate purchased technology into our product suite and a decline in non-cash stock based compensation. These decreases were offset by increased personnel related costs due to an increase in costs associated with special license product development, and an increase in the allocation of facilities and depreciation expenses. We believe that research and development expenditures are essential to maintaining our competitive position and we expect these costs to continue to constitute a significant percentage of our revenues.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; and an allocation of facilities and depreciation expenses. Sales and marketing expenses increased 26.6% and 28.1% to $13.0 and $25.0 million for the three and six month periods ended June 30, 2001, respectively, from $10.3 and $19.5 million for the corresponding prior year periods, respectively. The increases in sales and marketing expense for the three and six month periods ended June 30, 2001 were due to increases of $2.8 and $6.0 million, respectively, in personnel related costs. These increases are a result of the expansion of our sales and marketing organization and an increase in sales commissions paid to our sales force as a result of the corresponding increase in sales. Also, the allocation of depreciation expense increased for equipment used for marketing our solutions. These increases were offset by a decrease in marketing activity expenses as prior year levels were higher due to the introduction of new product lines from business acquisitions. Also, we experienced a decrease in consulting expenses for the three and six month periods ended June 30, 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of costs from our finance and human resources organizations; legal and other professional service fees; and an allocation of facilities costs and depreciation expenses. General and administrative expenses increased 12.5% and 18.9% to $3.4 and $6.6 million for the three and six month periods ended June 30, 2001, respectively, from $3.0 and $5.6 million for the corresponding prior year periods, respectively. The increase in general and administrative expense for the three and six month periods ended June 30, 2001, was due to increases in personnel related costs, which were partially offset by a decrease in non-cash stock based compensation. We expect general and administrative expenses to increase in absolute dollars in the foreseeable future to support infrastructure growth.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of HighTouch in May 2000, acquired in-process research and development of $4.0 million was charged to results of operation on the acquisition date. HighTouch is a provider of customized software and services relating to customer relationship management, commonly referred to as CRM. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of the company's first fully integrated standardized off-the-shelf CRM product. This in-process research and development project achieved technological feasibility in 2000.

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

    With respect to the projected financial information provided to the appraiser, we prepared a detailed set of projections forecasting revenue from the CRM technology as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

    With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 26.2% based upon the following methodology.

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

    ACQUISITION-RELATED AMORTIZATION OF INTANGIBLES. Acquisition-related amortization of intangibles increased to $2.3 and $3.8 million for the three and six month periods ended June 30, 2001, respectively, from $1.8 and $2.5 million for the corresponding prior year periods, respectively. In connection with the purchase of HighTouch Technologies, Inc. in 2000 the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $30.6 million, of which $26.6 million was allocated to intangibles and $4.0 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of WebTrak in 1999, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics in 1998, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

    OTHER INCOME, NET. Other income, net was $0.4 and $0.5 million for the three and six month periods ended June 30, 2001, respectively, compared to $0.4 and $1.5 million for the corresponding prior year periods, respectively. The decrease for the six month period ended June 30, 2001 was due to a decrease in interest income on cash, cash equivalents and investments.

    INCOME TAX (BENEFIT) PROVISION. The income tax benefit was $2.1 and $1.5 million for the three and six month periods ended June 30, 2001, respectively, compared to $5.7 million and $11.4 million for the corresponding prior year periods, respectively. These amounts are based on management's estimates of the effective tax rates to be incurred by us during those respective full fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, our balance of cash, cash equivalents, and investments was $75.4 million.

    Net cash provided by operating activities was $10.0 million for the six month period ended June 30, 2001, compared to $1.9 million for the corresponding prior year period. The principal reason for the increase in cash flows was the reduction in our net loss for the six month period ended June 30, 2001. Principal operating cash flow adjustments that offset our net loss were depreciation and amortization expense, tax benefit from stock option transactions, amortization of stock based compensation and increases in accrued liabilities and deferred revenue. Uses of cash for the six month period ended June 30, 2001 were the result of increases in accounts receivable, which were partially offset by an increase in the provision of doubtful accounts

    Net cash used in investing activities was $4.2 million for the six month period ended June 30, 2001, compared to $39.1 million for the corresponding prior year period. Significant items that affected our net cash used in investing activities during the first six months of 2001 were acquisitions of property and equipment and net purchases of investments for sale.

    Net cash provided by financing activities was $17.0 million for the six month period ended June 30, 2001, compared to $7.5 million in net cash used for financing activities for the corresponding prior year period. Significant items that affected our net cash provided by financing activities during the first six months of 2001 were net proceeds from the issuance of common stock.

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

    In addition, our ability to enter into any acquisition of a business or assets may be limited. Specifically, pursuant to the terms of a separation agreement between HNC Software, Inc. and us, our ability to issue common stock in connection with acquisitions, offerings or otherwise will be limited until September 29, 2002, and possibly longer.

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

    In developing new products and services, we may:

    o fail to respond to technological changes in a timely or cost-effective manner;

    o encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

    o experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

    o   fail to achieve market acceptance of our products and services.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECLINE.

    Our quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If our quarterly operating results fail to meet analysts' expectations, the trading price of our common stock could decline. In addition, significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

    o the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

    o   the demand for and market acceptance of our software solutions;

    o competitors' announcements or introductions of new software solutions, services or technological innovations;

    o our ability to develop, introduce and market new products on a timely basis;

    o customer deferral of material orders in anticipation of new releases or new product introductions;

    o   our success in expanding our sales and marketing programs;

    o   technological changes or problems in computer systems; and

    o general economic conditions which may affect our customers' capital investment levels.

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

WE EXPECT TO SIGNIFICANTLY INCREASE OUR OPERATING EXPENSES, WHICH WILL IMPACT OUR ABILITY TO BE PROFITABLE.

    We intend to significantly increase operating expenses as we:

    o   increase research and development activities;

    o   increase services activities;

    o   expand our distribution channels;

    o increase sales and marketing activities, including expanding our direct sales force;

    o   build our internal information technology system; and

    o   operate as an independent public company.

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

COMPETITIVE PRESSURES COULD REDUCE OUR MARKET SHARE OR REQUIRE US TO REDUCE OUR PRICES, WHICH WOULD REDUCE OUR REVENUE AND/OR OPERATING MARGINS.

    The market for our software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce prices, which would reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing or other resources, and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

    o develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive;

    o make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which would increase the ability of their products to address the needs of our customers; and

    o establish or strengthen cooperative relationships with our current or future strategic partners, which would limit our ability to sell products through these channels.

    As a result, we may not be able to maintain a competitive position against current or future competitors.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS COULD BE HARMED.

    We believe that our future success will depend upon our ability to attract and retain highly skilled personnel, including John Buchanan, our chairman; Steve Ladwig, our chief executive officer and president; John L. Goedert, our chief operating officer; Gregory A. Effertz, our vice president, finance and administration and chief financial officer and Jeremy Thomas, our chief technology officer. We currently do not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts except for Steve Ladwig who has an employment agreement that provides for the payment of certain benefits in the event he is terminated by us without cause prior to June 11, 2004 and Jeremy Thomas who has an employment agreement that expires in October 2001. The loss of the services of any one or more of these key persons could harm our ability to grow our business.

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

    We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

    o   changes in foreign currency exchange rates;

    o   greater risk of uncollectable accounts;

    o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

    o   trade protection measures and import or export licensing requirements;

    o   potentially negative consequences from changes in tax laws;

    o   difficulty in staffing and managing widespread operations;

    o   international variations in technology standards;

    o   differing levels of protection of intellectual property; and

    o   unexpected changes in regulatory requirements.

IF THE INTERNET FAILS TO BE ACCEPTED AS A VIABLE LONG-TERM COMMUNICATIONS PROTOCOL, OUR BUSINESS AND OPERATING RESULTS WILL BE SERIOUSLY HARMED.

    As our software solutions are Internet-enabled, we depend on the acceptance of the Internet as a communications protocol. However, this acceptance may not continue. Rapid growth of the Internet is a recent phenomenon. The Internet may not be accepted as a viable long-term communications protocol for businesses for a number of reasons. These reasons include:

    o potentially inadequate development of the necessary communications and computer network technology, particularly if rapid growth of the Internet continues;

    o delayed development of enabling technologies and performance improvements;

    o increased security risks in transmitting and storing confidential information over public networks; and

    o   potentially increased governmental regulation.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK

    The fair value of our cash, cash equivalents and investments available for sale at June 30, 2001 was $75.4 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. It is our policy to place cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond eighteen months. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.3 million in notes payable are at a fixed interest rate.

                                                                      EXPECTED MATURITY DATE
                                   ------------------------------------------------------------------------------------
    JUNE 30, 2001                    2001     2002       2003         2004         2005          TOTAL      FAIR VALUE
    -------------                  -------  -------    -------      -------      -------        -------     -----------
                                                                         (US$ IN THOUSANDS)
Liabilities:
Notes Payable..............          $ 34     $ 90       $ 90        $ 90          $ 15           $319          $294
Average Interest Rate......           7.0%     7.0%       7.0%        7.0%          7.0%           7.0%

FOREIGN CURRENCY EXCHANGE RATE RISK

    We develop products in the United States and sell in North America, Asia and Europe. As a result, financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 31.2% and 27.8% of our sales were denominated in currencies other than the U.S. dollar for the three and six month periods ended June 30, 2001, respectively, as compared to 6.1% and 8.8% during the corresponding prior year periods, respectively.

EQUITY PRICE RISK

         We maintain minority equity investments in privately held companies for business and strategic purposes. Our ability to sell these equity positions is restricted because the shares held are not registered under the Securities Act. As of June 30, 2001, our investments in these privately held companies totaled $4.4 million. These investments are accounted for using the cost method and consist of common stock. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

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

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On June 11, 2001, the first of multiple class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the Southern District of New York against us, certain of our officers and directors and certain underwriters of our initial public offering. The complaint alleges that the prospectus pursuant to which shares were sold in the initial public offering was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid commissions by certain customers in return for receiving shares in the initial public offering and (ii) that certain of the underwriters' customers allegedly agreed to purchase additional shares of the our common stock in the aftermarket in return for an allocation of shares in the initial public offering. Plaintiffs contend that, as a result of these omissions from the prospectus, the price of the our common stock was artificially inflated between November 9, 1999 and October 12, 2000 and that the defendants are liable for unspecified damages to those persons who purchased our stock during that period. These actions have been consolidated for pre-trial purposes into a single action. We believe that we have meritorious defenses against these actions and intend to vigorously defend them.

     In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters will not have a material impact to our financial position, results of operations or cash flows.

ITEM 2: CHANGES IN SECURITIES AND USES OF PROCEEDS

    (c) Changes in Securities

    On April 2, 2001, we signed a stock purchase agreement, a warrant agreement and a software development and distribution agreement with Henderson Ventures, Inc., a retail enterprise solution developer. In connection with these agreements, we issued a warrant to purchase 750,000 shares of our common stock at an exercise price of $18.625 per share in exchange for a minority ownership position in Henderson and a distribution agreement to resell the developed software. The warrant has a term of 5 years and may be exercised in whole or in part at any time during this period. Under the software development and distribution agreement, we will pay royalties to Henderson for the software sold by us that we developed in conjunction with Henderson.

    The offer and sale of the warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4
(2) thereof. We relied on the following criteria to make such exemption available: the fact that there was only one offeree, the size and manner of the offering in the context of our purchase of a minority ownership interest in the offeree and our entry into a software development and distribution agreement, the sophistication of the offeree and the availability to the offeree of material information.

    On May 16, 2001 we established a strategic relationship with Accenture LLP pursuant to which Accenture will become a development partner for our predictive applications. In connection with entering into this relationship, we issued 976,000 shares of our common stock to Proquire LLC, an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property that will enable us to enhance our suite of retail-specific software.

    The offer and sale of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4
(2) thereof. We relied on the following criteria to make such exemption available: the fact that there was only one offeree, the size and manner of the offering in the context of entering into a strategic business relationship and obtaining a license to use certain intellectual property, the sophistication of the offeree and the availability to the offeree of material information.

    (d) Use of Proceeds

    None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our annual meeting of stockholders in Minneapolis, Minnesota on May 29, 2001. Of the 48,388,354 shares outstanding as of the record date for the meeting, 43,567,442 shares were present or represented by proxy at the meeting on May 29, 2001. At the meeting, the following proposals were voted upon:

    a. The election of John Buchanan and N. Ross Buchenham to serve as directors until the 2004 Annual Meeting of Stockholders or until their successors are elected and qualified:

                  Nominee                       For        Withheld      Against
                  -------                   ----------     --------      -------
       John Buchanan................        38,874,804     4,692,638       --
       N. Ross Buckenham............        43,466,085       101,357       --

    Following the annual meeting, Glen A. Terbeek, Stephen E. Watson and Ward Carey III continued as our directors.

    b. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2001.

            For           Against         Abstain
        ----------        -------         -------
         43,055,565        203,447          8,430


ITEM 5: OTHER INFORMATION

    On July 1, 2001, our board of directors approved the appointment of Steve Ladwig as our president and chief executive officer and as one of our directors. Mr. Ladwig assumed his duties as our president and chief executive officer on a full time basis on August 4, 2001 following the resignation on that date of John Buchanan as our chief executive officer. Mr. Buchanan continues to serve as chairman of our board of directors. Mr. Ladwig's appointment to our board of directors was also effective as of August 4, 2001

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.2 Offer letter, dated June 11, 2001, by and between the Registrant and Steve Ladwig.

(b) Reports on Form 8-K.

    A current report on Form 8-K was filed with the Securities and Exchange Commission by us on May 31, 2001 to report the establishment of a strategic relationship with Accenture LLP.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Retek Inc.

                                       By: /s/ Gregory A. Effertz
                                          -------------------------------
                                           Gregory A. Effertz
                                           Vice President, Finance and
                                           Administration, Chief Financial
                                           Officer, Treasurer and Secretary
                                           (Principal Financial and
                                           Accounting Officer)


Date: August 14, 2001