Form 10-Q
period 2001-09-30
RETEK INC
filed 2001-11-14
CIK 1094360

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. FOR THE TRANSITION PERIOD

                            FROM               TO               .
                                 ---------------  --------------
                         COMMISSION FILE NUMBER 0-28121

                                 ---------------

                                   RETEK INC.

             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                Retek on the Mall            51-0392671
(State or Other Jurisdiction of      950 Nicollet Mall        (I.R.S. Employer
Incorporation or Organization)     Minneapolis, MN 55403     Identification No.)
                                      (612) 587-5000

  (Address, including zip code, and telephone number, including area code, of
                   Registrant's Principal Executive Offices)

                                 ---------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 1, 2001, the number of shares of the Registrant's common stock outstanding was 50,934,517.


================================================================================

                                   RETEK INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

PART I -- FINANCIAL INFORMATION...........................................  3

ITEM 1: Financial Statements..............................................  3

           Consolidated Balance Sheet at September 30, 2001
            and December 31, 2000 ........................................  3

           Consolidated Statement of Operations for the
             three months and nine months ended
                September 30, 2001 and 2000 ..............................  4

           Consolidated Statement of Cash Flows for the
             nine months ended September 30, 2001 and 2000................  5

           Notes to the Consolidated Financial Statements.................  6

ITEM 2: Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................  8

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk........ 19

PART II -- OTHER INFORMATION.............................................. 20

ITEM 1: Legal Proceedings................................................. 20

ITEM 2: Changes in Securities and Uses of Proceeds........................ 20

ITEM 3: Defaults Upon Senior Securities................................... 20

ITEM 4: Submission of Matters to a Vote of Security Holders............... 20

ITEM 5: Other Information................................................. 20

ITEM 6: Exhibits and Reports on Form 8-K.................................. 20


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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   RETEK INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2001            2000
                                                                        ----            ----
                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................       $ 63,230        $ 31,058
  Investments ................................................          7,993          14,664
  Accounts receivable, net ...................................         39,739          27,972
  Deferred income taxes ......................................         38,293          38,293
  Other current assets .......................................         10,467          11,190
                                                                     --------        --------
      Total current assets ...................................        159,722         123,177
Investments ..................................................          4,049           6,053
Deferred income taxes ........................................         24,630          11,525
Property and equipment, net ..................................         26,452          26,249
Intangible assets, net .......................................         60,583          28,094
Other assets .................................................          4,542              85
                                                                     --------        --------
                                                                     $279,978        $195,183
                                                                     ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................       $ 12,672        $ 11,089
  Accrued liabilities ........................................         16,065           6,022
  Deferred revenue ...........................................         69,706          44,129
  Note payable, current portion ..............................             75             198
                                                                     --------        --------
      Total current liabilities ..............................         98,518          61,438
Note payable, net of current portion .........................            179             255
Deferred revenue, net of current portion .....................             --           8,895
                                                                     --------        --------
      Total liabilities ......................................         98,697          70,588
Stockholders' equity:
  Preferred stock, $0.01 par value -- 5,000 shares authorized;
   no shares issued and outstanding ..........................             --              --
  Common stock, $0.01 par value -- 150,000 shares authorized,
   50,740 shares and 48,163 shares issued and outstanding at
   September 30, 2001 and December 31, 2000, respectively ....            507             482
Paid-in capital ..............................................        242,074         173,892
Deferred stock-based compensation ............................         (6,356)         (9,705)
Accumulated other comprehensive loss .........................         (1,247)         (1,150)
Accumulated deficit ..........................................        (53,697)        (38,924)
                                                                     --------        --------
      Total stockholders' equity .............................        181,281         124,595
                                                                     --------        --------
Total liabilities and stockholders' equity ...................       $279,978        $195,183
                                                                     ========        ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)


                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             ------------------              -----------------
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                            2001            2000            2001             2000
                                                            ----            ----            ----             ----
Revenue:
  License and maintenance .........................      $  35,121       $  17,291       $  92,942       $  35,229
  Services and other ..............................         12,400           9,071          35,245          24,686
                                                         ---------       ---------       ---------       ---------
     Total revenue ................................         47,521          26,362         128,187          59,915
                                                         ---------       ---------       ---------       ---------
Cost of revenue:
  License and maintenance .........................         10,459           6,942          26,044          16,415
  Non-cash cost of license and maintenance ........            900           1,099           2,833           2,678
                                                         ---------       ---------       ---------       ---------
     Total cost of license and maintenance revenue          11,359           8,041          28,877          19,093
  Services and other ..............................          9,137           6,605          25,920          17,992
  Non-cash cost of services and other revenue .....            304             407             899           1,186
                                                         ---------       ---------       ---------       ---------
     Total cost of services and other revenue .....          9,441           7,012          26,819          19,178
                                                         ---------       ---------       ---------       ---------
     Total cost of revenue ........................         20,800          15,053          55,696          38,271
                                                         ---------       ---------       ---------       ---------
     Gross profit .................................         26,721          11,309          72,491          21,644
Operating expenses:
  Research and development ........................         10,227           9,404          29,445          26,198
  Non-cash research and development expense .......            673           1,337           1,810           3,926
                                                         ---------       ---------       ---------       ---------
     Total research and development expense .......         10,900          10,741          31,255          30,124
  Sales and marketing .............................         14,060           9,923          38,487          28,236
  Non-cash sales and marketing expense ............            285             602             876           1,818
                                                         ---------       ---------       ---------       ---------
     Total sales and marketing expense ............         14,345          10,525          39,363          30,054
  General and administrative ......................          9,987           2,876          16,283           7,894
  Non-cash general and administrative expense .....            166             296             470             830
                                                         ---------       ---------       ---------       ---------
     Total general and administrative expense .....         10,153           3,172          16,753           8,724
  Acquired in-process research and development ....             --              --              --           4,000
  Acquisition related amortization of intangibles .          3,534           1,494           7,301           2,763
                                                         ---------       ---------       ---------       ---------
     Total operating expenses .....................         38,932          25,932          94,672          75,665
                                                         ---------       ---------       ---------       ---------
Operating loss ....................................        (12,211)        (14,623)        (22,181)        (54,021)
Other income, net .................................            568              75           1,116           1,526
                                                         ---------       ---------       ---------       ---------
Loss before income tax benefit ....................        (11,643)        (14,548)        (21,065)        (52,495)
Income tax benefit ................................         (4,788)         (5,041)         (6,292)        (16,488)
                                                         ---------       ---------       ---------       ---------
Net loss ..........................................      $  (6,855)      $  (9,507)      $ (14,773)      $ (36,007)
                                                         =========       =========       =========       =========
Basic and diluted net loss per common share .......      $   (0.14)      $   (0.20)      $   (0.30)      $   (0.77)
                                                         =========       =========       =========       =========
Weighted average shares used in computing basic and
diluted net loss per common share .................         50,712          47,441          49,504          46,995
                                                         =========       =========       =========       =========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                                2001          2000
                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ............................................................       $(14,773)      $(36,007)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
 Provision for doubtful accounts .....................................          2,311          1,847
 Depreciation and amortization expense ...............................         28,306          8,529
 Amortization of stock-based compensation ............................          4,361          8,261
 Acquired in-process research and development ........................             --          4,000
 Deferred income tax benefit .........................................        (13,105)       (22,153)
 Tax benefit from stock option transactions ..........................          6,773          5,666
 Asset impairment ....................................................          1,289             --
 Changes in assets and liabilities:
   Accounts receivable ...............................................        (14,076)        (2,256)
   Other assets ......................................................            650         (9,389)
   Accounts payable ..................................................          1,583          4,069
   Accrued liabilities ...............................................          1,846          1,625
   Deferred revenue ..................................................         12,702         41,904
                                                                             --------       --------
     Net cash provided by operating activities .......................         17,867          6,096
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash purchased in business acquisition ..............................             --            166
 Cash paid for business acquisition ..................................             --        (18,694)
 Purchases of investments ............................................         (3,931)       (17,161)
 Sales of investments ................................................         12,606             --
 Acquisitions of property and equipment ..............................        (11,762)       (12,032)
                                                                             --------       --------
     Net cash used in investing activities ...........................         (3,087)       (47,721)
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from the issuance of Retek common stock ................         17,700          5,635
 Repayment of debt ...................................................           (199)        (1,411)
 Borrowings from HNC Software Inc. ...................................             --            596
 Repayments to HNC Software Inc. .....................................             --        (15,399)
                                                                             --------       --------
     Net cash provided by (used in) financing activities .............         17,501        (10,579)
                                                                             --------       --------
 Effect of exchange rate changes on cash .............................           (109)        (1,013)
                                                                             --------       --------
 Net increase (decrease) in cash and cash equivalents ................         32,172        (53,217)


 Cash and cash equivalents at beginning of period ....................         31,058         83,680
                                                                             --------       --------
 Cash and cash equivalents at end of period ..........................       $ 63,230       $ 30,463
                                                                             ========       ========
SIGNIFICANT NON-CASH FINANCING ACTIVITIES:

 Acquisition of intangibles and minority investment in common stock
 through issuance of warrants to purchase Retek common stock .........       $ 12,505       $     --
                                                                             ========       ========
 Acquisition of intellectual property through issuance of
 Retek common stock ..................................................       $ 30,198       $     --
                                                                             ========       ========
 Business acquisition through issuance of Retek common stock and stock
 options .............................................................       $     --       $  7,503
                                                                             ========       ========
 Acquisition of property and equipment under capital leases ..........       $     --       $ 10,200
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

     We believe the accompanying unaudited financial information for interim periods presented reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The interim financial information contained in this Form 10-Q is not necessarily indicative of the results to be expected for any other interim period or for an entire fiscal year.

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

     For the three months and nine months ended September 30, 2001, the calculation of diluted loss per share excludes the impact of the potential exercise of 6,073,383 stock options outstanding at September 30, 2001 because the effect would be antidilutive.

NOTE 3 - MINORITY INVESTMENT

    On April 2, 2001, we signed a stock purchase agreement, a warrant agreement, and a software development and distribution agreement with Henderson Ventures, Inc. ("Henderson"), a retail enterprise solution developer. In connection with these agreements, we issued a warrant to purchase 750,000 shares of our common stock in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we will pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson.

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

NOTE 4 - STRATEGIC ALLIANCE WITH ACCENTURE

    On May 16, 2001, we established a strategic relationship with Accenture LLP ("Accenture") pursuant to which Accenture will become a development partner for our predictive applications. In connection with entering into this relationship, we issued 976,000 shares of our common stock valued at $30.2 million to Proquire LLC ("Proquire"), an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property that will enable us to enhance our suite of retail-specific software. The value of our common shares issued for the specified intellectual property of Accenture is included as a component of intangible assets and is being amortized using the straight-line method over the life of the agreement.

     The agreement with Accenture also requires us to issue to Accenture warrants to purchase our common stock upon our achievement of certain revenue milestones in fiscal years 2002, 2003, 2004, and 2005. The maximum number of warrants to be issued in each fiscal year is limited to 2% of the number of shares of our common stock then outstanding. For any amounts earned by Accenture in excess of 2% of our common stock then outstanding, we may elect to pay in cash, rather than issue additional warrants.

NOTE 5  - LOSS ON ABANDONMENT OF LEASED SPACE

    We have certain lease obligations for our corporate office space, which run through fiscal year 2004 and lease obligations for other leased space, which run through 2003. In the fourth quarter of 2001, we will move to our new corporate headquarters and completely vacate the premises covered by the former lease agreements. In the third quarter of 2001, upon the termination of discussions with a potential sublessor, we determined that it is unlikely that we will be able to sublease the old office space during the remaining lease periods. Accordingly, we recorded a $5.3 million loss on abandonment of leased space representing the present value of the future lease payments.

NOTE 6 - ASSET WRITE-OFFS

     We regularly examine our long-lived assets, certain identifiable intangible assets and associated goodwill for possible impairment. An impairment loss would be recognized if the sum of the expected future gross cash flows are less than the carry amount of the asset. During the third quarter of 2001, we recorded an impairment loss related to computer and communications equipment. In addition, we accelerated the amortization of leasehold improvements related to the leased space to be abandoned (See Note 5) such that the assets will be fully depreciated upon our move to the new corporate headquarters in the fourth quarter of 2001. Accordingly, we recorded an impairment charge of $1.3 million and accelerated amortization of $6.9 million in the third quarter of 2001. In the fourth quarter of 2001, we will record the remaining portion of the accelerated amortization of the leasehold improvements of $0.4 million.

NOTE 7 - CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

NOTE 8 - RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which addresses accounting and financial reporting for business combinations. This statement is effective in its entirety for us on January 1, 2002. We have not yet determined the impact this statement will have on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses accounting and financial reporting for goodwill and intangible assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. This statement is effective in its entirety for us on January 1, 2002. As of September 30, 2001, the net book value of our goodwill was $25.7 million, and goodwill amortization expense for the first nine months of 2001 was $4.3 million. We have not yet fully determined the impact this statement will have on our results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The effects of SFAS No. 144 on our financial position and results of operations are not yet known.

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

OVERVIEW

     We completed our initial public offering on November 23, 1999. Prior to the completion of our initial public offering, we were a wholly owned subsidiary of HNC Software Inc., a business-to-business software company that develops and markets predictive software solutions. On October 2, 2000, HNC announced it had completed its separation of Retek from HNC through a pro rata distribution to HNC's stockholders of HNC's entire holding of 40 million shares of our common stock. HNC previously received a private letter ruling from the Internal Revenue Service that HNC's pro rata distribution of its shares of our common stock would be tax-free to HNC and its stockholders for U.S. federal income tax purposes. After the close of the Nasdaq National Market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of our common stock for each share of HNC stock.

     We generate revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. Until the fourth quarter of 1999, we generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. Starting in the fourth quarter of 1999, we revised the terms of our software licensing agreements for the majority of our software products sold. Under the revised terms, we provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized as the technical advisory services are performed. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer's objectives. Deferred revenue consists principally of the unrecognized portion for which cash is received under license and maintenance service agreements. Deferred license revenue is recognized ratably or as a percentage of completion based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

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

     The growth of our customer base is primarily attributable to our increased market penetration and our expanding product offering. Our investments in research and development, and recent acquisitions and alliances have helped us bring new software solutions to market. These investments produced a suite of decision support solutions in 1997; the retooling of our applications for the web in 1998; the delivery of Internet-enabled business-to-business collaborative planning, critical path and product design solutions in 1999; and several additional collaborative offerings available for delivery through public marketplaces, private exchanges and our own hosted service through 2000. To support our growth during these periods, we also continued to invest in internal infrastructure by hiring employees across various departments.

     We market our software solutions worldwide through direct and indirect sales channels. Revenue generated from our direct sales channel accounted for approximately 98.6% and 96.9% of total revenue for the three and nine month periods ended September 30, 2001, respectively, compared to 93.6% and 91.5% for the corresponding prior year periods, respectively. Indirect sales channel revenue primarily arises from our relationship with Oracle.

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

     On September 5, 2000, we entered into a strategic relationship with International Business Machines Corporation ("IBM"). Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. We also entered into a Stock Purchase Agreement pursuant to which we issued 300,000 shares of our common stock to IBM. IBM provided to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. This arrangement has been accounted for as a capital lease of the hardware and software. Accordingly, the aggregate fair value of our common shares issued of $10.2 million has been included in property and equipment and is being amortized using the straight-line method over the twenty-seven month term of this portion of the arrangement.

     We will be obligated to pay IBM $5 million, $10 million and $15 million in shares of our common stock in 2001, 2002 and 2003, respectively, if annual revenue targets, as stated in the Stock Purchase Agreement, are met. The Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met.

    On April 2, 2001, we signed a stock purchase agreement, a warrant agreement, and a software development and distribution agreement with Henderson Ventures, Inc. ("Henderson"), a retail enterprise solution developer. In connection with these agreements, we issued a warrant to purchase 750,000 shares of our common stock in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we will pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson.

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

     The agreement with Accenture also requires us to issue to Accenture warrants to purchase our common stock upon our achievement of certain revenue milestones in fiscal years 2002, 2003, 2004, and 2005. The maximum number of warrants to be issued in each fiscal year is limited to 2% of the number of shares of our common stock then outstanding. For any amounts earned by Accenture in excess of 2% of our common stock then outstanding, we may elect to pay in cash, rather than issue additional warrants.

     Revenue attributable to customers outside North America accounted for approximately 42.6% and 36.1% of total revenue for the three and nine month periods ended September 30, 2001, respectively, compared to 17.3% and 24.3% for the corresponding prior year periods, respectively. Approximately 39.1% and 32.0% of our sales were denominated in currencies other than the U.S. dollar for the three and nine month periods ended September 30, 2001, respectively, compared to 9.6% and 8.8% for the corresponding prior year periods, respectively.

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

                                   AS A PERCENTAGE OF         AS A PERCENTAGE OF
                                      TOTAL REVENUE             TOTAL REVENUE
                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,
                                       -------------             -------------
                                    2001         2000          2001         2000
                                    ----         ----          ----         ----
Revenue:
  License and maintenance .......    73.9%        65.6%        72.5%        58.8%

  Services and other ............................         26.1         34.4         27.5         41.2
      Total revenue .............................        100.0        100.0        100.0        100.0
Cost of revenue:
  License and maintenance .......................         23.9         30.5         22.5         31.9
  Services and other ............................         19.9         26.6         20.9         32.0
      Total cost of revenue .....................         43.8         57.1         43.4         63.9
Gross margin ....................................         56.2         42.9         56.6         36.1
Operating expenses:
  Research and development ......................         22.9         40.7         24.4         50.3
  Sales and marketing ...........................         30.2         40.0         30.7         50.1
  General and administrative ....................         21.4         12.0         13.1         14.6
  Acquired in-process research and development ..         --           --           --            6.7
  Acquisition related amortization of intangibles          7.4          5.7          5.7          4.6
Total operating expenses ........................         81.9         98.4         73.9        126.3
Operating loss ..................................        (25.7)       (55.5)       (17.3)       (90.2)
Other income, net ...............................          1.2          0.3          0.9          2.6
Loss before income tax benefit ..................        (24.5)       (55.2)       (16.4)       (87.6)
Income tax benefit ..............................        (10.1)       (19.1)        (4.9)       (27.5)
Net loss ........................................        (14.4)       (36.1)       (11.5)       (60.1)

Cost of license and maintenance revenue, as a
percentage of license and maintenance revenue ...         32.3         46.5         31.1         54.2

Cost of services and other revenue, as a
percentage of services and other revenue ........         76.1         77.3         76.1         77.7


Three Months and Nine Months Ended September 30, 2001 and 2000

     Revenue

     Total revenue. Total revenue increased 80.3% and 113.9% to $47.5 and $128.2 million for the three and nine month periods ended September 30, 2001, respectively, from $26.4 and $59.9 million for the corresponding prior year periods, respectively.

     License and maintenance revenue. License and maintenance revenue increased 103.1% and 163.8% to $35.1 and $92.9 million for the three and nine month periods ended September 30, 2001, respectively, from $17.3 and $35.2 million for the corresponding prior year periods, respectively. The increase in license and maintenance revenue was primarily due to the addition of new customers and additional sales to existing customers.

     Services and other revenue. Services and other revenue increased 36.7% and 42.8% to $12.4 and $35.2 million for the three and nine month periods ended September 30, 2001, respectively, from $9.1 and $24.7 million for the corresponding prior year periods, respectively. The increase in services and other revenue was due to our expanding customer base. Consulting revenue increased $2.8 and $9.1 million for the three and nine month periods ended September 30, 2001, respectively.

Non-Cash Charges. Non-cash charges included with cost of sales, research and development, sales and marketing and general and administrative are amortization of stock-based compensation and amortization of certain purchased intangible assets. Deferred stock-based compensation represents the difference between the exercise price and fair value of our common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No.
28. We granted stock options to our employees under our 1999 Equity Incentive Plan and our HighTouch Technologies 1999 Stock Option Plan and to members of our board of directors under our 1999 Directors Stock Option Plan. Amortization of stock-based compensation was $1.5 and $4.4 million for the three and nine month periods ended September 30, 2001, respectively, compared to $2.8 and $8.3 million for the corresponding prior year periods, respectively. Amortization of certain purchased intangible assets stems from our purchase of certain core technologies as a result of our acquisitions of WebTrak, Inc. and HighTouch Technologies, Inc. Amortization of certain purchased intangible assets is included in non-cash cost of license and maintenance revenues and was $0.8 and $2.5 million for the three and nine month periods ended September 30, 2001, respectively, compared to $0.9 and $2.2 million for the corresponding prior year periods, respectively.

     Cost of Revenue

     Cost of license and maintenance revenue. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into our products; third party license consultant costs; salaries and related expenses of our customer support organization; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 41.3% and 51.2% to $11.4 and $28.9 million for the three and nine month periods ended September 30, 2001, respectively, from $8.0 and $19.1 million for the corresponding prior year periods, respectively. As license and maintenance revenue increases, we expect to experience increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service our growing customer base. For the three and nine month periods ended September 30, 2001, we incurred higher third party license consultant costs for customer funded license development projects and we had $1.7 million of assets identified as impaired. These increases were offset by a drop in personnel costs as in prior year we incurred higher costs for the integration of purchased solutions into our product suite. We expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

     Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization; cost of third parties contracted to provide consulting services to our customers; and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 34.6% and 39.8% to $9.4 and $26.8 million for the three and nine month periods ended September 30, 2001, respectively, from $7.0 and $19.2 million for the corresponding prior year periods, respectively. The increase in cost of services and other revenue for the three month period ended September 30, 2001 was due to a $2.7 million increase in third party consulting expenses for custom modification work. The increase for the nine month period ended September 30, 2001 was due to a $2.5 million increase in personnel related costs and a $4.7 million increase in third party consulting costs. The increases in costs were due to the increase in amount of custom modification work performed by our personnel and third party consultants. As a percentage of services and other revenue, cost of services and other revenue was 76.1% for the three and nine month periods ended September 30, 2001, respectively, compared to 77.3% and 77.7% for the corresponding prior year periods, respectively. The increase in margins was due to our continued expansion of our service organization and an increase in higher margin consulting services being completed by our personnel versus third party consultants.

     Operating Expenses

     Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. We have increased investment in research and development in absolute dollars each year since 1995. Research and development expenses increased 1.5% and 3.8% to $10.7 and $31.3 million for the three and nine month periods ended September 30, 2001, respectively, from $10.5 and $30.1 million for the corresponding prior year periods, respectively. Research and development costs moderated for the three months ended September 30, 2001 due to an increase in salaries and occupancy allocation which was offset by a decline in non-cash stock based compensation. Research and development costs moderated for the nine months ended September 30, 2001 due to an increase in personnel and related costs as well as occupancy allocations, which was offset by a decrease in third party consulting and non-cash stock based compensation. We believe that research and development expenditures are essential to maintaining our competitive position and we expect these costs to continue to constitute a significant percentage of our revenues.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; and an allocation of facilities and depreciation expenses. Sales and marketing expenses increased 36.3% and 31.0% to $14.3 and $39.4 million for the three and nine month periods ended September 30, 2001, respectively, from $10.5 and $30.1 million for the corresponding prior year periods, respectively. The increases in sales and marketing expense for the three and nine month periods ended September 30, 2001 were due to increases of $3.9 and $10.2 million, respectively, in personnel and related costs. These increases are a result of the expansion of our sales and marketing organization and an increase in sales commissions paid to our sales force as a result of the corresponding increase in sales. Also, the allocation of depreciation expense increased for equipment used for marketing our solutions. These increases were offset by a decrease in marketing activity expenses as prior year levels were higher due to the introduction of new product lines from business acquisitions. Also, we experienced a decrease in consulting expenses for the three and nine month periods ended September 30, 2001.

     General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; legal and other professional service fees; and an allocation of facilities costs and depreciation expenses. General and administrative expenses increased 220.1% and 92.0% to $10.2 and $16.8 million for the three and nine month periods ended September 30, 2001, respectively, from $3.2 and $8.7 million for the corresponding prior year periods, respectively. The increase in general and administrative expense for the three and nine month periods ended September 30, 2001, was due to $6.5 million of impairment and lease termination charges, related to moving to our new corporate headquarters in Minneapolis, MN as well as an increase in personnel and related costs of $1.1 million and $3.2 million for the three and nine months ended September 30, 2001, respectively. We expect general and administrative expenses to increase in absolute dollars in the foreseeable future to support infrastructure growth.

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

     Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles increased to $3.5 and $7.3 million for the three and nine month periods ended September 30, 2001, respectively, from $1.5 and $2.8 million for the corresponding prior year periods, respectively. In connection with our purchase of HighTouch in 2000, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $30.6 million, of which $26.6 million was allocated to intangibles and $4.0 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of WebTrak in 1999, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics in 1998, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

     Other income, net. Other income, net was $0.6 and $1.1 million for the three and nine month periods ended September 30, 2001, respectively, compared to $0.1 and $1.5 million for the corresponding prior year periods, respectively. The change for the three and nine month periods ended September 30, 2001 was due to changes in interest income on cash, cash equivalents and investments.

     Income tax benefit. The income tax benefit was $4.8 and $6.3 million for the three and nine month periods ended September 30, 2001, respectively, compared to $5.0 and $16.5 million for the corresponding prior year periods, respectively. These amounts are based on management's estimates of the effective tax rates to be incurred by us during those respective full fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, our balance of cash, cash equivalents, and investments was $75.3 million.

     Net cash provided by operating activities was $17.9 million for the nine months ended September 30, 2001, compared to $6.1 million for the corresponding prior year period. The principal reason for the increase in cash flows was the reduction of our net loss for the nine month period ended September 30, 2001. Principal operating cash flow adjustments that offset our net loss were depreciation and amortization expense, tax benefit from stock option transactions, amortization of stock-based compensation, asset impairment charges and increases in deferred revenue. Uses of cash for the nine month period ended September 30, 2001 were the result of increases in accounts receivable, which were partially offset by an increase in the provision for doubtful accounts and an increase in deferred income tax expense.

     Net cash used in investing activities was $3.1 million for the nine month period ended September 30, 2001, compared to $47.7 million for the corresponding prior year period. Significant items that affected our net cash used in investing activities during the first nine months of 2001 were acquisitions of property and equipment and sales of investments.

     Net cash provided by financing activities was $17.5 million for the nine month period ended September 30, 2001, compared to $10.6 million in net cash used for financing activities during the corresponding prior year period. Significant items that affected our net cash provided by financing activities during the first nine months of 2001 were net proceeds from the issuance of common stock.

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

WE EXPECT TO INCREASE OUR OPERATING EXPENSES, WHICH WILL IMPACT OUR ABILITY TO BE PROFITABLE.

     We intend to increase operating expenses as we:

     -    increase research and development activities;

     -    increase services activities;

     -    expand our distribution channels;

     - increase sales and marketing activities, including expanding our direct sales force; and

     -    build our internal information technology system.

     Significant increases in our operating expenses could have an adverse impact on our financial condition and profit margins.

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


A DECLINE IN ECONOMIC CONDITIONS OR RECESSION MAY REDUCE OUR REVENUES AND EXPENSES AS WELL AS HARM OUR BUSINESS.

     Economic conditions in the United States have deteriorated and as a result, our customers may delay or forgo investments in certain capital expenditures. In addition, the fallout stemming from the terrorist attacks on September 11, 2001 may further aggravate this tendency. If our customers delay ordering our products, we may fall short of our revenue growth and earnings expectations. The outlook for the software industry is uncertain and it is very difficult to predict how long the current slowdown will last, or whether we will be materially and adversely affected by such a continued slowdown. Weaker financial results by our customers, tightening of customers' operating budgets, retrenchment in the capital markets and other general economic factors all could have a material adverse effect on our capital resources, financial condition and results of operations.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS COULD BE HARMED.

     We believe that our future success will depend upon our ability to attract and retain highly skilled personnel, including John Buchanan, our chairman; Steve Ladwig, our chief executive officer and president; John L. Goedert, our chief operating officer; Gregory A. Effertz, our vice president, finance and administration and chief financial officer and Jeremy Thomas, our chief technology officer. We currently do not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts. The loss of the services of any one or more of these key persons could harm our ability to grow our business.

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

     We may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support our needs. If third-party services are unavailable, we will be required to provide these services internally, which could significantly limit our ability to meet customers' implementation needs; increase our operating expenses and reduce gross margins. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

IF WE FAIL TO OBTAIN ACCESS TO THE INTELLECTUAL PROPERTY OF THIRD PARTIES, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

     We must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties, including HNC Software, MicroStrategy, IBM and Oracle. Our business would be seriously harmed if the providers from whom we license such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or at all. Our inability to maintain or obtain this software could result in shipment delays or reduced sales of our products. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm business and operating results.

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

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive, and while we are unable to determine the extent to which piracy of software products exists, software piracy may be a problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. We intend to vigorously protect intellectual property rights through litigation and other means. However, such litigation can be costly to prosecute and we cannot be certain that we will be able to enforce our rights or prevent other parties from developing similar technology, duplicating our products or designing around our intellectual property.

IF THIRD PARTIES CLAIM THAT OUR PRODUCTS INFRINGE ON THEIR INTELLECTUAL PROPERTY, WE MAY INCUR SIGNIFICANT COSTS.

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

ERRORS AND DEFECTS IN OUR PRODUCTS COULD RESULT IN SIGNIFICANT COSTS TO US AND COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS.

     Our products are complex and, accordingly, may contain undetected errors or failures when we first introduce them or as we release new versions. This may result in loss of, or delay in, market acceptance of our products and could cause us to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures. In the past, we have discovered software errors in new releases and new products after their introduction. We have incurred costs during the period required to correct these errors. We may in the future discover errors in new releases or new products after the commencement of commercial shipments.

WE ARE SUBJECT TO CONTRACTUAL LIMITATIONS THAT COULD LIMIT THE CONDUCT OF OUR BUSINESS AND OUR ABILITY TO PURSUE OUR BUSINESS OBJECTIVES.

     Our ability to enter into any acquisition of a business or assets or any merger, reorganization or other business combination transaction may be limited until September 29, 2002, and possibly longer, pursuant to the terms of a separation agreement we entered into with HNC Software, Inc. In addition, our ability to issue common stock in connection with acquisitions, offerings or otherwise will be limited until September 29, 2002, and possibly longer.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK

     The fair value of our cash, cash equivalents and investments available for sale at September 30, 2001 was $75.3 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.3 million in notes payable are at a fixed interest rate.

                                                       EXPECTED MATURITY DATE
                                                       ----------------------
SEPTEMBER 30, 2001             2001      2002      2003      2004      2005      TOTAL    FAIR VALUE
------------------             ----      ----      ----      ----      ----      -----    ----------
                                                           (US$ IN THOUSANDS)
Liabilities:
Long Term Debt ........        $ 21      $ 90      $ 90      $ 90      $ 15      $306       $254
Average Interest Rate .         7.0%      7.0%      7.0%      7.0%      7.0%      7.0%

FOREIGN CURRENCY EXCHANGE RATE RISK

     We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting in U.S. dollars and maintaining nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 39.1% and 32.0% of our sales were denominated in currencies other than the U.S. dollar for the three and nine month periods ended September 30, 2001, respectively, compared to 9.6% and 8.8% during the corresponding prior year periods, respectively.

EQUITY PRICE RISK

     We maintain minority equity investments in privately held companies for business and strategic purposes. Our ability to sell these equity positions is restricted because the shares are not registered under the Securities Act. As of September 30, 2001, our investments in these privately held companies totaled $4.4 million. These investments are accounted for using the cost method and consist of common stock. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

IMPACT OF EUROPEAN MONETARY CONVERSION

     We are aware of the issues associated with the changes in Europe resulting from the formation of an economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. Through December 31, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. We are still assessing the impact that conversion to the euro will have on our internal systems, the sale of our solutions and the European and global economies. We will take appropriate corrective actions based on the results of our assessment. We have not yet determined the costs related to addressing this issue although we do not expect these costs to be significant.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Between June 11 and June 26, 2001, three class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 were filed in the Southern District of New York against us, certain of our officers and directors and certain underwriters of our initial public offering. The complaints allege that the prospectus was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the initial public offering and (ii) that certain of the underwriters' customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the initial public offering. Plaintiffs contend that, as a result of these omissions from the prospectus, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2000 and that the defendants are liable for unspecified damages to those persons who purchased our stock during that period. On August 9, 2001, these actions were consolidated for pre-trial purposes before a single judge along with similar actions involving the initial public offerings of numerous other issuers. We believe that we have a meritorious defense against these actions and intend to vigorously defend them.

     In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters will not have a material impact to our financial position, results of operations or cash flows.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the third quarter of 2001.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    None.

(b) REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Retek Inc.

            By: /s/ Gregory A. Effertz
                ----------------------------------------------------------------
            Gregory A. Effertz
            Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)


Date: November 14, 2001