Form 10-K405
period 2001-12-31
RETEK INC
filed 2002-03-28
CIK 1094360

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-28121

RETEK INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	Retek on the Mall 950 Nicollet Mall Minneapolis, MN 55403 (612) 587-5000	51-0392671 (I.R.S. Employer Identification No.)
(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1,461,786,000 as of March 22, 2002, based upon the closing price of $ 28.06 on the Nasdaq National Market reported on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 22, 2002, the number of shares of common stock outstanding was 52,095,008.

      DOCUMENTS INCORPORATED BY REFERENCE: Information required by Part III of this document is incorporated by reference to certain portions of our definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held June 4, 2002 (to be filed).

RETEK INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2001

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      This Annual Report on Form 10-K contains forward-looking statements in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A — Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, among other things, the matters described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Impact Future Results of Operations.”

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

PART I

Item 1:  Business

General

      Retek is a leading provider of software solutions and services to the retail industry. Retek’s collaborative solutions help the retail industry create, manage and fulfill consumer demand. Retek’s offering encompasses Retek’s proven strategies, sophisticated software applications, predictive technology, unparalleled services, and the best practices of its customers and partners. Our software solutions enable retailers to use the Internet to communicate and collaborate efficiently with suppliers, distributors, wholesalers, logistics providers, brokers, transportation companies, consolidators, and manufacturers that make up the global retail supply chain.

      We market our software solutions through our direct and indirect sales channels primarily to retailers who sell to their customers through traditional retail stores, catalogs, and/or Internet-enabled storefronts. To date, we have licensed our solutions across a variety of retail industry sectors to over 180 retailers.

      We were originally incorporated in Ohio in 1985 as Practical Control Solutions, Inc., which was renamed Retek Logistics, Inc. in April 1999. In September 1999, Retek Logistics, Inc. was reincorporated as a Delaware corporation and renamed Retek Inc. On November 23, 1999, we completed our initial public offering. Prior to the completion of our initial public offering, we were a wholly-owned subsidiary of HNC Software, Inc. (“HNC”), a business-to-business software company that develops and markets predictive software solutions. On October 2, 2000, HNC announced that it had completed the separation of Retek from HNC effective September 29, 2000 through the distribution pro rata to HNC’s stockholders, as a dividend, of all of the shares of Retek common stock owned by HNC.

      Our principal executive offices are located at 950 Nicollet Mall, 4th floor, Minneapolis, Minnesota 55403 and our telephone number is (612) 587-5000. Our common stock is listed on the Nasdaq National Market under the symbol “RETK.” Our web site is http://www.retek.com. The information on our web site is not part of this Annual Report on Form 10-K.

      “Retek” is a trademark of Retek and “retail.com” is a service mark of Retek. All other trademarks or service marks appearing in this Annual Report on Form 10-K are trademarks or service marks of the respective companies that use them. Unless otherwise stated, the terms “Retek”, “we” or “us” used in this Annual Report on Form 10-K refer to Retek Inc. and its consolidated subsidiaries.

Retek Solution

      Most large and mid-sized retailers have historically relied upon custom-built systems, typically developed internally, to manage their interactions with trading partners and customers. Many of these systems use 1970s mainframe technology, are not Internet-enabled, and do not permit collaboration among the retailer’s partners, suppliers and other members of the supply chain. More recently, retailers have begun to purchase packaged solutions with a specific retail industry focus. These products typically lack the scalability required by larger retailers and are not Internet-enabled. Being “scalable” means being able to handle and verify large volumes of data regarding products, customers, and stores. Enterprise resource planning systems have also been adopted on a limited scale. These complex systems are expensive to implement and maintain, typically lack the scalability required by retailers, and do not have a specific retail industry focus. Business-to-business electronic commerce products do not offer specific retail industry focus and typically lack the scalability and integration required by retailers.

      Today, retailers face the additional challenges posed by operating in a multi-channel environment. Not only must they address the inventory management challenges of traditional store operations, retailers are expanding sales outlets to include the Internet, catalog, kiosk and other distribution networks. This multi-channel environment increases the complexity of coordinating inventories and creates a need for a supply chain and inventory management solution. It is a major challenge for retailers as customers want the best price, but they also demand the best service. To meet consumer expectations a retailer needs to deliver the retailing experience on the customer’s terms, which means having the right product, at the right time, in the right place. Therefore, a retailer needs a comprehensive, integrated software infrastructure that spans from supplier to consumer — giving the retailer the visibility, flexibility and control to meet that demand.

      We believe that a market opportunity exists to provide retailers with a software solution that is both server and Internet-enabled, collaborative and designed specifically for the retail industry. This solution should be easy-to-use, leverage a retailer’s existing investments in information technology and be sufficiently flexible to meet the specific needs of a particular retail sector, such as fashion, mass merchandise or food and drug. In addition, the solution should be highly scalable to process and analyze vast amounts of product sales and supplier performance data unique to the retail industry.

      We have developed and deployed server and Internet-enabled software solutions that enable retailers to manage all of their operations throughout the retail supply chain. These operations include customer relationship management, merchandising, supply chain management and planning and optimization operations. The key features of our software solutions are:

•	Real time visibility. Our solutions provide retailers with critical information on product availability and demand when they need it. This information helps our customers maintain optimal inventory levels and increase customer satisfaction.

•	Optimization. Our solutions leverage advanced mathematical algorithms to develop accurate and effective plans and forecasts which enable retailers to price and stock items at optimal levels.

•	Value-based solutions. Our solutions are designed to quickly and measurably drive financial returns for retailers by increasing sales, reducing overall inventory levels, enabling faster inventory turns, and improving customer satisfaction.

•	Collaborative supply chain. Our solutions link retailers with their trading partners to facilitate collaboration across all aspects of the supply chain, from the initial prediction of customer demand through product design and manufacturing, to inventory management. We believe that by facilitating this collaboration we will enable retailers to reduce unnecessary costs and time-to-market delays, while increasing product quality and improving margins.

•	Robust, predictive and analytic technologies. Our solutions provide advanced predictive tools to process and analyze the vast amounts of data available to retailers. Our unique, proprietary technologies enable retailers to identify patterns in data that may not otherwise be visible. This information helps our customers reduce inventories, increase marketing effectiveness and improve customer satisfaction.

•	Internet-enabled, easy-to-use and rapidly deployable solutions. Our Internet-enabled software solutions are easy to use and rapidly deployable. Retailers and their trading partners can access many of our solutions from any desktop with an Internet interface, and our software can be made available to all employees. Furthermore, because our software solutions are Internet-enabled, their deployment can reduce capital infrastructure and maintenance costs.

•	Highly scalable and retail sector focused. Our solutions are built specifically to address the unique scalability requirements of the retail industry. In addition, we have developed solutions that meet the specific requirements of particular retail sectors, including fashion, mass merchandise and food and drug.

Strategy

      Our mission is to help the retail industry create, manage and fulfill consumer demand. In pursuing this goal, we intend to maintain our status as a leading provider of fully scalable server and Internet-enabled software solutions for the retail industry. Key elements of our strategy include:

•	Continue to secure commitments for the replacement of large scale merchandising systems. We are a leading provider of these large scale solutions and we intend to build upon our position by enhancing our product offerings, expanding our distribution capabilities, and ensuring our replacement systems tightly integrate with our other key software solutions.

•	Gain market share among larger retailers in the rapidly growing customer relationship management, supply chain management, and planning and optimization segments of the retail market. Retailers are increasingly focusing on these areas of the retail supply chain, among others, for opportunities to improve their business performance. They are looking to increase sales, improve customer satisfaction, reduce inventories, reduce time-to-market, and reduce overall costs. We believe our solutions in each of these areas can provide the benefits retailers are seeking.

•	Enhance our distribution efforts to more broadly and rapidly deliver our robust software solutions. We have historically relied primarily on our own sales force to sell our products. As we expand our product offerings we intend to identify and take advantage of new distribution alternatives including, among others, partnerships and acquisitions in order to enhance the effectiveness of our distribution efforts.

•	Adapt our services offerings to changing market requirements. We intend to emphasize our high-value propositions and our traditional implementation models in order to address the lower cost of deployment requirements of mid-market retailers. The needs of our customers are constantly changing and we are aggressively pursuing new ways to provide high value added services which complement our software solutions.

•	Introduce existing customers to a broader offering of our software solutions. We intend to expand the use of our products within existing client accounts. We have sold our software solutions to more than 180 retailers, primarily large companies, across a range of retail sectors. We intend to further penetrate these accounts by cross-selling our other software solutions or suites of software solutions, all of which are independently deployable, and by introducing clients to our new collaborative software solutions.

•	Leverage our experience in retail. We will continue to leverage our expertise in providing solutions to retailers. Since our formation, we have developed and deployed software solutions designed specifically for retailers. Our solutions address the need of retailers to process and track the millions of transactions they complete with their consumers and to communicate and transact business with their large, geographically diverse supply chain members. This focus on the retail industry permits us to constantly update and expand our offerings and to effectively develop new technologies to address the specific needs of the retail industry.

•	Expand our relationship with implementation and hosting partners. We have established relationships with large, international system integrators and consulting firms, such as Accenture and IBM. These firms provide sales leads, implementation expertise and valuable third party endorsement of our software solutions. We plan to expand these relationships to increase our capacity to sell and implement our solutions. Systems integrators and consulting firms have a strong influence on software purchasing decisions within large retailers and they are looking for solutions which can be quickly deployed, are customizable, and will deliver promised benefits to their customers.

•	Extend our technological leadership. We intend to increase our technological and product leadership by enhancing the core functionality and high performance analytic features of our products. We believe that our software solutions derived from proprietary analytic and predictive technology and enhanced by our research scientists, provide us with a competitive advantage and an essential basis for our comprehensive Internet-enabled software solutions. We intend to continue to devote substantial resources to the development of new and innovative Internet-enabled retail solutions and to continue to incorporate emerging Internet technologies. In addition, by implementing and actively promoting new industry standards, we intend to facilitate widespread adoption of our solutions by retailers.

Products

      We have developed and deployed server and Internet-enabled software solutions that address a retailer’s entire operation. Our software solutions help retailers create, manage and fulfill demand by maximizing market opportunities while minimizing supply chain costs. Our solutions focus on the consumer by linking demand creation to demand fulfillment, and are characterized by real time visibility, collaboration and optimization. We help our customers achieve the fastest path to sustainable business value through three main functionalities: flexible deployment options, an adaptive technology platform, and an innovative approach to industry best practices. Our principal software solutions consist of four integrated, but independently deployable, components, which are accessed via an Internet browser and can be hosted by an individual organization or an applications service provider. In addition, our solutions are coordinated business solutions that provide retailers with a single comprehensive inventory management system and are retail proven.

 Retek Retail Customer Relationship Management

      Retek Retail Customer Relationship Management (CRM) is based on a single view of retailer-customer interactions, across all sales channels. Increasingly, retailers are using sophisticated techniques for making the most of these one-to-one relationships. However, most transactions occur without ever identifying the customer. Unlike other CRM applications, Retek Retail CRM solutions do not ignore the anonymous customers — an important segment of a retailer’s business. For the most effective CRM systems, a retailer needs to maximize the revenue potential of all customers by also focusing on these one-to-many relationships. We do this by providing retailers, not only with information regarding individual customers, but also with information about clusters of customers with similar characteristics. Retek Retail CRM provides retailers with the data necessary to widen customer bases, increase customer visits, realize increased sales, reduce in-store and customer service costs, and better align product offerings with key customer groups or individuals.

      Retek Retail CRM solutions address:

Retek Store Operations — Our solutions empower a retailer’s customer-facing employees with the information and flexible capabilities needed to convert every customer interaction into a selling opportunity.

Retek Customer Order Management — Our solutions provide each distribution channel with accurate visibility to inventory and customer information; customers are presented with a consistent shopping experience across all sales channels; and the retailer maintains a comprehensive view of the customer lifecycle.

      Retek Retail CRM solutions include:

•	Retek Customer Order Management

•	Retek Store Systems

     Retek Merchandising Operations Management

      Merchandising enables retailers to coordinate their operations and maintain a single, comprehensive source of consistent and accurate data. Every retailer strives to fulfill consumer demand with the lowest cost operations and with the highest asset utilization. Retek Merchandising Operations Management delivers coordinated operations so that retailers can provide consumers with the right product, at the right place and time, in the right quantities and for the right price. By linking execution to the supply chain and fulfillment processes, Retek enables retailers to drive and manage demand. For the retailer, the result can be increased sales, higher gross margin, reduced inventories, and fewer markdowns.

      Retek Merchandising Operations Management solutions address:

Retek Integrated Merchandising Operations — Our solutions support end-to-end merchandising for multi-channel operations with an integrated, scalable data infrastructure and real-time inventory tracking.

Retek Performance analysis — Our solutions increase efficiency by enabling retailers to focus on analysis, not data collection.

Retek Exception Management Workflow — Our solutions increase productivity by enabling users to manage problems by exception.

Retek Integration Bus (RIB) — Our solutions use message-based integration for near real time visibility to inventory and sales; reduced application complexity, maintenance and upgrade overhead; rapid deployment of new modules; and eased legacy and third-party application integration.

      Merchandising Operations Management solutions include:

•	Retek Merchandising System

•	Retek Sales Audit

•	Retek Invoice Matching

•	Retek Price Management

•	Retek Competitive Shopping

•	Retek Data Warehouse

•	Retek Active Retail Intelligence

•	Retek Integration Bus

•	Retek Integrator

     Retek Supply Chain Management

      Supply Chain Management links demand to a collaborative and efficient supply chain network. An effective supply chain increases sales by improving in-stock positions, while at the same time reducing costs by eliminating excess inventory — the essence of retail execution. Whether operating on a global, local, multi- or single channel basis, supply chain optimization is key to any retailer’s success. The best retailers are optimizing their supply chains by: introducing consumer insight into all demand and supply decisions; synchronizing processes within their business and across the extended supply chain; coordinating planning and optimization systems with execution systems for maximum results; and considering supply chain constraints in the merchandising process.

      Retek Supply Chain Management solutions address:

Retek Warehouse Management — Our solutions enable retailers to plan, manage and optimize operations within the distribution center.

Retek Collaborative Global Logistics — Our solutions give retailers visibility to merchandise throughout the distribution network and allow them to respond to operational constraints and dynamic demand.

Retek Collaborative Design and Source — Our solutions provide an interactive network to parties involved in processes to develop product, manage its production and facilitate its delivery.

      Retek Supply Chain Management solutions include:

•	Retek Distribution Management

•	G-LOG

•	Retek Design

•	Retek WebTrack

•	Retek Trade Management

•	Retek Retail Commerce

     Advanced Retail Planning and Optimization

      The most lucrative option for many retailers to quickly improve performance and drive down costs is better management of their inventory pipelines. The combination of large product assortments and large sales volumes presents great opportunity for performance improvements by more accurately matching supply with demand. Retek’s Advanced Retail Planning and Optimization solutions provide a closed loop process, which enables retailers to unite their planning functions with execution systems. These applications use optimization techniques to drive improvements in inventory turns and profitability. Retek’s unparalleled scalability can handle massive data volumes, enabling more detailed planning across potentially thousands of stores down to the stock keeping unit (SKU) level. By synchronizing with downstream warehousing and transaction systems, retailers can execute in a coordinated manner, with real time visibility to inventory flow and constraints. By creating and managing demand while simultaneously coordinating and optimizing the flow of supply to fulfill that demand, retailers can bring products to market faster, reduce inventories, reduce costs and increase sales.

      Retek Advanced Retail Planning and Optimization solutions address:

Retek Assortment and Space Optimization — Our solutions give retailers the ability to leverage core business information to optimise the assortment and presentation of merchandise at a SKU/store level, thereby driving improved service levels and lower inventory levels.

Retek Price Strategy Optimization — Our solutions enable retailers to easily and efficiently analyze and execute optimized pricing strategies through the use of business constraints and goals to drive targeted price points based on markdown, price relationships and competitive pricing; the system then monitors and recommends changes to the strategy.

Retek Customer Revenue Optimization — Our solutions helps retailers acquire, develop and retain the best and most profitable customers by profiling customer behavior and evaluating promotion effectiveness.

Retek Consumer Demand Forecasting — Our solutions generate accurate forecasts using inputs such as demand influences and promotion/price impact and then integrate these forecasts into planning replenishment and allocation systems.

Retek Integrated Predictive Planning — Our solutions provide comprehensive planning tools that allow retailers to vary inventory assortments by store grade, space constraints or other relevant store characteristics. These solutions allow retailers to perform continual collaborative assessments and adjustments to their plan throughout the year as conditions change.

Retek Advanced Replenishment and Allocation — Our solutions provide retailers with inventory replenishment requirements at the store and distribution center level by using automated rationing logic and analyzing local market conditions.

      Retek Advanced Retail Planning and Optimization solutions include:

•	Retek Assort

•	Retek Price Management

•	Retek KeyPlan

•	Retek Promote

•	Retek Customer Revenue Optimization

•	Retek Demand Forecasting

•	Retek TopPlan

•	Retek Collaborate

•	Retek Replenishment Optimization

•	Retek Allocation

•	Retek Vendor Managed Inventory

Retek Professional Services

      Retek Professional Services helps retailers and their integration partners implement Retek solutions rapidly and cost effectively for maximum business benefit. We offer a comprehensive range of services designed with a retailer’s business and technical objectives in mind, including Consulting, Training and Custom Solutions services.

•	Consulting services consist primarily of technical and implementation services and customization of our products for a customer’s specific needs. These services are customarily billed at a fixed daily rate plus out-of-pocket expenses. We have vendor-specific objective evidence of fair values for these consulting services and we recognize revenue as these services are performed.

•	Technical support or maintenance services consist primarily of customer support services provided after implementation of our solutions. Revenue from technical support or maintenance services is recognized on a straight-line basis over the contract period.

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

Customers

      We market our software solutions primarily to retailers who sell to their customers via traditional retail stores, catalogs and/or Internet storefronts. Historically, we have focused on organizations with gross sales in excess of $500 million a year. We market across all formats of retailing, including fashion, department stores, catalog and consumer direct, specialty retailers, mass merchandise retailers and food, drug and convenience stores. During fiscal year 2001, we had two customers who accounted for greater than 10% of total revenues.

Government Contracts

      No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Strategic Alliances

      On September 5, 2000 we entered into a strategic relationship with International Business Machines Corporation (“IBM”). Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. The Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements through 2003. Under the Stock Purchase Agreement, we will be obligated to pay IBM $10 million and $15 million related to 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Purchase Agreement, are met. The Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met. The revenue targets for the year ended December 31, 2001, were not met; therefore, no amounts were paid to IBM under this agreement.

      On April 2, 2001, we signed a stock purchase agreement, a warrant agreement, and a software development and distribution agreement with Henderson Ventures, Inc. (“Henderson”), a retail enterprise solution developer. In connection with these agreements, we issued a warrant to purchase 750,000 shares of our common stock in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we will pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson. The warrant issued to Henderson is fully vested with a term of five years and is exercisable at $18.625 per share. The fair value of the warrant of $12.1 million was calculated using the Black-Scholes valuation model using the following assumptions: dividend yield of 0%, risk-free interest rate of 5.83%, contractual life of five years and a volatility of 137.27%. The fair value of the common stock of Henderson of $0.4 million is accounted for under the cost method and is included as a component of other assets. The value of the development and distribution rights of $12.1 million is included as a component of intangible assets and is being amortized using the straight-line method over the life of the agreement.

      On May 16, 2001, we established a strategic relationship with Accenture LLP (“Accenture”) pursuant to which Accenture became a development partner for our predictive applications. In connection with entering into this relationship, we issued 976,000 shares of our common stock valued at $30.2 million to Proquire LLC (“Proquire”), an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property that will enable us to enhance our suite of retail-specific software. The agreement with Accenture also requires us to issue to Accenture warrants to purchase our common stock upon our achievement of certain revenue milestones in fiscal years 2002, 2003, 2004, and 2005. The maximum number of warrants to be issued in each fiscal year is limited to 2% of the number of shares of our common stock then outstanding. For any amounts earned by Accenture in excess of 2% of our common stock then outstanding, we may elect to pay in cash, rather than issue additional warrants.

      We have also developed strategic relationships with various system integrators that assist us with sales lead generation by recommending that their clients purchase our software solutions. Additionally, these system integrators provide a range of services to our customers, including project implementation services and first-line technical support. We have certified and trained system integrators for the implementation and operation of our solutions at Accenture, Deloitte & Touche LLP, IBM, KPMG LLP, ON-LINE Resources and Active Intelligence.

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

      Markets outside the United States are currently served by our direct sales offices in the United Kingdom, France, Germany, Australia, and Japan. In addition, we have established distribution relationships with Itochu Techno-Science Corporation and KPMG, which distribute our software solutions in Japan and Australia, respectively.

      To date, we have not experienced difficulties in obtaining raw materials for the manufacture of our products. We had no material backlog of orders as of December 31, 2001. Revenues derived from and expenses associated with our business operations are not generally subject to seasonal fluctuations.

      Financial information concerning us for each of the three fiscal years ended December 31, 2001, 2000 and 1999, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of our consolidated revenue in any one of those periods and information with respect to our operations by geographic area, is set forth in the consolidated financial statements and the notes thereto in Item 14 of this Annual Report on Form 10-K beginning on page 34.

Research and Development

      Our research and development group has been a critical component of our overall success. We believe that we have built a reputation for delivering on our solution commitments in a timely manner. As of December 31, 2001, our research and development group was comprised of individuals in Atlanta, GA, Cincinnati, OH, Minneapolis, MN and Cambridge, UK. In addition, we have developed close alliances with a number of consulting companies to provide additional staffing if required. These relationships allow us to increase our development capacity as quickly as necessary to address new market and product demand.

      The majority of our research and development group is organized around product offering teams. Each of these teams is responsible for the product management processes, strategy and release path, delivery, and support of its respective applications. In addition to these product-offering teams, a centralized enterprise team within research and development is responsible for maintaining consistency across the products teams with respect to quality assurance and testing processes, documentation, application architecture, and methodology.

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

      Research and development expenses were $42.6 million, $42.8 million and $23.0 million in 2001, 2000, and 1999, respectively. We believe that further significant investments in research and development will be required in the future to remain competitive. As a consequence, we intend to increase the absolute amount of our research and development expenses.

Competition

      The market for our software solutions is intensely competitive and rapidly evolving. We expect competition to continue to increase both from our approximately forty existing competitors and new market entrants. We encounter current competition from a number of different sources, including software providers such as i2 Technologies, Manugistics, Manhattan Associates, Yantra. Inc., SAP and JDA Software. We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

•	the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

•	the quality of our customer service; and

•	the effectiveness of our sales and marketing efforts.

      We believe that we currently compete favorably with respect to these factors. In particular, we believe that our products are better than those of our competitors in their ease of use, performance, features and reliability. In addition, we have in the past introduced new solutions and enhancements to our existing solutions in a timelier manner and have more proven customer installations than our competitors. Our prices are generally higher than our competitors reflecting, we believe, the added value of our software solutions. Because the market for our software solutions is intensely competitive and rapidly evolving, we cannot be assured that we will maintain our competitive position against current and potential competitors, especially those with greater name recognition and greater financial, marketing and other resources.

Proprietary Rights and Licensing

      Our success and ability to compete are dependent in part on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

      We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our line of products to perform key functions. For example, we license DSS Web software from MicroStrategy, Inc. and the ACCUMATE component software from Lucent Technologies. Each of these licenses is non-exclusive, worldwide and royalty-based. Each license has a term of one year and renews automatically unless notice of termination is given by either party. The royalties we paid MicroStrategy and Lucent under these licenses were, in each case, less than 5% of our total revenue in each of the 2001 and 2000 fiscal years. We have also entered into a technology license agreement with HNC, giving us a license to specified HNC predictive technology. This license is non-exclusive, non-transferable, worldwide, perpetual and royalty-free. We also license and will continue to license certain products integral to our products and services from other third parties, including IBM, Oracle Corp. and Sun Microsystems, Inc. If we are unable to continue any of theses licenses, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could seriously harm our business.

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

Environmental Matters

      We are in substantial compliance with federal, state and local provisions that have been enacted or adopted relating to the protection of the environment. We do not expect that continued compliance with these provisions would have any material effect upon our capital expenditures and earnings.

Employees

      At December 31, 2001, we had a total of 761 employees based in North America, Europe, Asia, Australia and other countries. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Executive Officers

      The names of our executive officers and certain information regarding these persons, including their ages as of January 15, 2002, are set forth below:

Name	Age	Position

Steven D. Ladwig	44	Chief Executive Officer
Jeremy P.M. Thomas	59	Chief Technology Officer
John L. Goedert	36	Chief Operating Officer
Gregory A. Effertz	39	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Secretary
David A. J. Bagley	37	Chief Strategy Officer
James B. Murdy	39	Controller

      Steven D. Ladwig joined us in August 2001 and is currently our chief executive officer. From July 1998 to July 2001, he served as senior vice president and president, Data Storage and Information Management at Imation Corp. Prior to that, Mr. Ladwig served at IBM most recently as the General Manager for Network Computing and Software for Global Small and Medium Businesses. Mr. Ladwig holds a Bachelor of Computer Science and Business Administration from Minnesota State University, Mankato.

      Jeremy P.M. Thomas joined us in October 1999 and is currently our chief technology officer. From August 1997 to October 1999, Mr. Thomas served as managing director and a director of WebTrak Limited, a company that specializes in developing Internet solutions for retailers, which we acquired in October 1999. Mr. Thomas served as a director of TSL Limited, a company that specializes in software testing from October 1997 to October 1998, and as TSL’s chairman from January 1998 to October 1998. From January 1994 to January 1998, Mr. Thomas served as a director of Drawitem Limited, a company that specializes in software products and services. During the period from January 1994 to July 1997, Mr. Thomas also served as chief executive officer and a director of Workspace Corporation, a corporation that develops collaborative software. Mr. Thomas holds a Bachelor of Science degree in Physics from the University of Southampton.

      John L. Goedert joined us in June 1996 as senior vice president, research and development and is currently our chief operating officer. From 1987 to 1996, Mr. Goedert was with Andersen Consulting’s Consumer Products Practice, specifically in retail and distribution, serving most recently as senior manager. Mr. Goedert holds a Bachelor of Business Administration in Finance from Iowa State University.

      Gregory A. Effertz joined us in March 1997 as vice president, finance and administration and chief financial officer. From 1988 to 1997, Mr. Effertz was with American Paging, Inc., a paging service provider, serving most recently as executive director, sales and marketing, corporate controller and treasurer. Mr. Effertz is a certified public accountant certificate holder and holds a Bachelor of Business Administration in Accounting and Management Information Systems from the University of Wisconsin — Eau Claire.

      David A. J. Bagley joined us in May 1997 as vice president, services and is currently vice president, product strategy and marketing. From 1989 to 1997, Mr. Bagley was with Andersen Consulting’s Consumer Products Practice, serving most recently as senior manager. Mr. Bagley holds a Master of Arts in Classics from St. Anne’s College, Oxford University.

      James B. Murdy joined us in April 1997 as controller. From 1988 to 1997 Mr. Murdy was with American Paging, Inc, a paging service provider, serving most recently as Assistant Controller. Mr. Murdy is a certified public accountant certificate holder and holds a Bachelor of Business Administration in Accounting from the University of North Dakota.

Item 2:     Property

      Our principal administrative, sales, marketing, and research and development facility occupies approximately 242,000 square feet in Minneapolis, Minnesota under a lease that expires in 2014.

      We also have leased regional offices located in Atlanta, Georgia; Chicago, Illinois; Cincinnati, Ohio; St. Petersburg, Florida; Australia, Canada, France and the United Kingdom. Properties leased by us are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that our existing facilities are adequate for our current needs and that the new lease we recently entered into will ensure that we have sufficient additional space to meet our future requirements.

Item 3:     Legal Proceedings

      Between June 11 and June 26, 2001, three class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 were filed in the Southern District of New York against us, certain of our officers and directors and certain underwriters of our initial public offering. The complaints allege that the prospectus was false or misleading in that it failed to disclose (i) That the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the initial public offering and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the initial public offering. Plaintiffs contend that, as a result of these omissions from the prospectus, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2000 and that the defendants are liable for unspecified damages to those persons who purchased our common stock during that period. On August 9, 2001, these actions were consolidated for pre-trial purposes before a single judge along with similar actions involving the initial public offerings of numerous other issuers.

      On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the individual officers and directors named in the various suits. The Court approved and ordered the dismissal without prejudice on March 1, 2002.

      In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters will not have a material impact on our financial position, results of operations or cash flows.

Item 4:     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5:     Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of our common stock have been traded on the Nasdaq National Market under the symbol “RETK” since November 18, 1999. Prior to November 18, 1999, we were a wholly owned subsidiary of HNC Software Inc., a Delaware corporation.

      The following table shows the high and low sales price for shares of our common stock for the periods indicated:

	High	Low

2000:
First Quarter	$86.44	$41.00
Second Quarter	$45.00	$15.00
Third Quarter	$54.00	$23.75
Fourth Quarter	$60.00	$20.81
2001:
First Quarter	$35.44	$15.56
Second Quarter	$48.00	$15.81
Third Quarter	$43.85	$11.65
Fourth Quarter	$32.95	$11.45

      On March 22, 2002, the last reported sale price for shares of our common stock on the Nasdaq National Market was $28.06 per share.

      There were approximately 184 holders of record of our common stock as of March 22, 2002.

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

      The offering commenced on November 18, 1999 and terminated on November 23, 1999 after we had sold all of the 6,325,000 shares of common stock registered under the Registration Statement (including 825,000 shares sold in connection with the exercise of the underwriters’ over-allotment option). The initial public offering price was $15.00 per share for an aggregate initial public offering of $94.875 million.

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

      After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to Retek from the offering were approximately $84.7 million. A portion of the net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand our operations. A portion of the net offering proceeds were also used to pay $15.4 million in inter-company debt owed to HNC and $18.7 million was used in connection with the acquisition of HighTouch Technologies, Inc. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

Item 6:     Selected Consolidated Financial Data

      The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 14 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Total revenue	$179,474	$91,957	$69,159	$55,033	$30,923
Gross profit	104,449	38,212	45,166	41,181	27,278
Operating (loss) income	(23,319)	(65,598)	(7,096)	8,088	6,619
Net (loss) income	(14,310)	(42,905)	(5,369)	3,878	3,476
Basic and diluted net (loss) income per common share	$(0.29)	$(0.91)	$(0.13)	$0.10	$0.09

	December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,166	$31,058	$83,680	$415	$2,469
Working capital	59,309	35,069	84,977	12,876	5,016
Total assets	299,370	195,183	154,233	51,283	37,896
Payable to HNC Software Inc.	—	598	15,399	5,944	6,491
Debt obligations	236	453	—	—	—
Total stockholder’s equity	203,523	124,595	123,975	36,016	24,607

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled “Factors That May Impact Future Results of Operations” and elsewhere in this Annual Report on Form 10-K.

Overview

      We completed our initial public offering on November 23, 1999. Prior to the completion of our initial public offering, we were a wholly owned subsidiary of HNC Software Inc., a business-to-business software company that develops and markets predictive software solutions. On October 2, 2000, HNC announced it had completed its separation of Retek from HNC through a distribution prorata to HNC’s stockholders of HNC’s entire holding of 40 million shares of our common stock. HNC previously received a private letter ruling from the Internal Revenue Service that HNC’s pro rata distribution of its shares of our common stock would be tax-free to HNC and its stockholders for U.S. federal income tax purposes. After the close of the Nasdaq National Market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of our common stock for each share of HNC stock held as of the record date.

      We generate revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. Until the fourth quarter of 1999, we generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. Starting in the fourth quarter of 1999, we revised the terms of our software licensing agreements for the majority of our software products sold. Under the revised terms, we provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period the technical advisory services are performed if all other criteria for recognition of revenue are met. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. Deferred revenue consists principally of the unrecognized portion of amounts received under license and maintenance service agreements. Deferred license revenue is recognized ratably over the technical advisory period (if applicable), or on a percentage of completion basis, or when all criteria for recognition of revenue are met based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

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

      The growth of our customer base is primarily attributable to our increased market penetration and our expanding product offering. Our investments in research and development, and recent acquisitions and alliances have helped us bring new software solutions to market. These investments produced a suite of decision support solutions in 1997; the retooling of our applications for the web in 1998; the delivery of Internet-enabled business-to-business collaborative planning, critical path and product design solutions in 1999; several additional collaborative offerings available for delivery through public marketplaces, private exchanges and Retek’s own hosted service through 2000 and message-based integration in 2001 that enables near real time visibility to inventory and sales, reduced application complexity, maintenance and upgrade overhead, and rapid deployment of new modules. To support our growth during these periods, we also continued to invest in internal infrastructure by hiring employees across various departments.

      We market our software solutions worldwide through direct and indirect sales channels. Revenue generated from our direct sales channel accounted for approximately 96%, 93% and 76% of our total revenue in 2001, 2000 and 1999, respectively. Indirect sales channel revenue primarily arises from our relationship with Oracle.

      Revenue attributable to customers outside of North America accounted for approximately 33%, 20% and 37% of our total revenues in 2001, 2000 and 1999, respectively. Approximately 28%, 9% and 14% of our sales were denominated in currencies other than the U.S. Dollar for 2001, 2000 and 1999, respectively.

Acquisitions and Strategic Relationships

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

      The Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements through 2003. Under the Stock Purchase Agreement, we will be obligated to pay IBM $10 million and $15 million related to 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Purchase Agreement, are met. The Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met. The revenue targets for the year ended December 31, 2001, were not met; therefore, no amounts were paid to IBM under this agreement.

      On April 2, 2001, we signed a stock purchase agreement, a warrant agreement, and a software development and distribution agreement with Henderson Ventures, Inc. (“Henderson”), a retail enterprise solution developer. In connection with these agreements, we issued a warrant to purchase 750,000 shares of our common stock in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we will pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson.

      The warrant issued to Henderson is fully vested with a term of five years and is exercisable at $18.625 per share. The fair value of the warrant of $12.1 million was calculated using the Black-Scholes valuation model using the following assumptions: dividend yield of 0%, risk-free interest rate of 5.83%, contractual life of five years and a volatility of 137.27%. The fair value of the common stock of Henderson of $0.4 million is accounted for under the cost method and is included as a component of other assets. The value of the development and distribution rights of $12.1 million is included as a component of intangible assets and is being amortized using the straight-line method over the life of the agreement.

      On May 16, 2001, we established a strategic relationship with Accenture LLP (“Accenture”) pursuant to which Accenture will become a development partner for our predictive applications. In connection with entering into this relationship, we issued 976,000 shares of our common stock valued at $30.2 million to Proquire LLC (“Proquire”), an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property that will enable us to enhance our suite of retail-specific software.

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

      On June 21, 2000, we signed a shareholders agreement, a resellers agreement, a consulting services agreement and a subscription agreement with Multiasia, Inc. (“MAI”), for 7,960,000 shares or 19.9% of the shares of MAI. MAI is a Business-to-Business and Business-to-Consumer web based e-commerce company in the People’s Republic of China. In exchange for the common shares, MAI received the right to certain of our software solutions and the right to sell our software solutions to the e-business community in the Republic of China. The value of the shares received of $4.0 million is accounted for under the cost method and is included as a component of other assets and deferred revenue. Under the resellers agreement we are entitled to receive royalties from MAI for the sale of our software.

Critical Accounting Policies and Estimates

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition

      We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

      We recognize software license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed or determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence (“VSOE”) exists to allocate revenue to undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Starting in the fourth quarter of 1999, we revised the terms of the software licensing agreements for the majority of the software products sold. Under these terms, we provide technical advisory services after the delivery of our products to help our customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period that the technical advisory services are performed because VSOE does not exist for our technical advisory services. For sales made through distributors, resellers and original equipment manufacturers, we recognize revenue at the time these partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met. Service revenue includes maintenance revenue, which is deferred and recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed. Consulting services are customarily billed at a fixed daily rate plus out-of-pocket expenses.

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

      Deferred revenue consists primarily of deferred license and maintenance revenue.

  Deferred tax assets

      As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining whether any valuation allowance should be recorded against our net deferred tax assets. Our aggregate deferred tax asset as of December 31, 2001, was $74.2 million. We have not recorded a valuation allowance as of December 31, 2001, as we expect to be able to utilize all of our deferred tax assets, primarily consisting of net operating losses carried forward, a tax basis difference from a prior year pooling-of-interest transaction and other book and tax differences. The realization of the deferred tax assets is solely dependent on our ability to generate future taxable income. In the event that we adjust our estimates of future taxable income we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

  Allowance for doubtful accounts

      Our software license and installation agreements and commercial development contracts are primarily with large customers in the retail industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Valuation of long-lived and intangible assets and goodwill

      We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $90.5 million as of December 31, 2001.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $13.5 million of goodwill. We had recorded approximately $4.4 million of amortization on these amounts during 2001 and would have recorded approximately $4.4 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002.

      We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Results of Operations

      The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

	As a Percentage of
	Total Revenue
	Year Ended
	December 31,

	2001	2000	1999

Revenue:
License and maintenance	73%	63%	66%
Services and other	27	37	34

Total revenue	100	100	100

Cost of revenue:
License and maintenance	22	29	10
Services and other	20	29	25

Total cost of revenue	42	58	35

Gross margin	58	42	65
Operating expenses:
Research and development	23	46	34
Sales and marketing	30	45	29
General and administrative	12	13	9
Acquired in-process research and development	0	4	2
Acquisition related amortization of intangibles	6	5	1

Total operating expenses	71	113	75

Operating loss	(13)	(71)	(10)
Other income, net	1	2	—

Loss before income tax benefit	(12)	(69)	(10)
Income tax benefit	(4)	(23)	(2)

Net loss	(8)%	(46)%	(8)%

Cost of license and maintenance revenue, as a percentage of License and maintenance revenue	30%	47%	15%
Cost of services and other revenue, as a percentage of Services and other revenue	75%	78%	73%

  Years Ended December 31, 2001, 2000 and 1999

     Revenue

      Total revenue. Total revenue increased 95% to $179.5 million in 2001 and 33% to $92.0 million in 2000 from $69.2 million in 1999.

      License and maintenance revenue. License and maintenance revenue increased 128% to $131.7 million in 2001 and 26% to $57.7 million in 2000 from $46.0 million in 1999. The increase in 2001 and 2000 license revenue was primarily due to the addition of new customers and an increase in the average dollar sale per customer. As noted above in the section entitled “Overview”, we revised the terms of our software license agreements starting in the fourth quarter of 1999 so that revenue is generally recognized over a number of quarters rather than upon delivery. Due to the revised terms of the software license agreements, year over year revenue growth increased at a slower rate in 2000. Maintenance revenue increased $8.7 million and $4.0 million in 2001 and 2000, respectively, due to a growing base of customers that have installed our software solutions.

      Services and other revenue. Services and other revenue increased 40% to $47.8 million in 2001 and 48% to $34.2 million in 2000 from $23.2 million in 1999. The increase in services revenue between these years was primarily a result of our expanding customer base. In addition, the increase in 2001 and 2000 was due to a $11.1 million and $12.0, respectively, increase in consulting and custom development projects. Third party consultants are used on an as needed basis depending upon our allocation of available internal resources.

     Costs and Expenses

      Non-cash charges. Non-cash charges included with cost of sales, research and development, sales and marketing and general and administrative are amortization of stock-based compensation and amortization of certain purchased intangible assets. Deferred stock-based compensation represents the difference between the exercise price and the fair value of our common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock-based compensation was $5.3 million, $10.9 million and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of certain purchased intangible assets stem from our purchase of certain core technologies from our acquisitions of Retek Logistics, Inc., WebTrak, Inc. and HighTouch Technologies, Inc. Amortization of intangible assets is included in non-cash cost of revenues license and maintenance and was $3.3 million, $3.1 million, and $0.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Cost of Revenue

      Cost of license and maintenance revenue. Cost of license and maintenance revenue includes salaries and related expenses of our customer support third party software products that are integrated into our products; fees paid to third-party consultants and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 45% to $39.0 million in 2001 and 283% to $27.0 million in 2000 from $7.0 million in 1999. The absolute dollar increases during 2001 and 2000 are attributable to the additional support personnel required to meet the growth in our license and maintenance revenue. In addition, during 2001 third party consultant costs increased $8.8 million. We expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

      Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization; cost of third parties contracted to provide consulting services to our customers; and an allocation of our facilities and depreciation expense. Cost of services and other revenue increased 35% to $36.0 million in 2001 and 58% to $26.8 million in 2000 from $16.9 million in 1999. The increase in cost of services and other revenue during 2001 and 2000 were due to the additional personnel and consultants required to service our growing customer base. These costs were offset by a decrease in the non-cash charges for fiscal year 2001. As a percentage of services and other revenue, cost of services and other revenue was 75%, 78%, and 73% in 2001, 2000, and 1999, respectively. In 2000, higher non-cash charges caused cost of services and other revenue as a percentage of services and other revenue to increase.

     Operating Expenses

      Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of our facilities and depreciation expenses. Research and development expenses decreased 1% to $42.6 million in 2001 and increased 86% to $42.8 million in 2000 from $23.0 million in 1999. The decrease in total research and development for 2001 is primarily due to a $2.7 million decrease in non-cash charges and a $0.7 million decrease in third party consulting costs, which was offset by a $3.3 million increase in occupancy allocation. In 2000 and 1999 the absolute dollar increases were due to increases in labor costs, which included hiring additional personnel and third party consultants. In 2000 research and development personnel and related costs increased $9.2 million and third party consulting costs increased $3.7 million. In addition, we recorded a $4.6 million increase in non-cash charges and a $2.2 million increase in occupancy allocation. During 2000 we invested in the development and integration of our customer relationship management solutions as well as supply chain solutions. We expect the absolute dollar of expenditures in research and development to increase as we invest in the development of other new solutions.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of our sales and marketing organization; sales commissions; costs of our marketing programs, including public relations, advertising, trade shows, collateral sales materials, and its customer user reference group program; rent and facilities costs associated with our regional and international sales offices; and an allocation of our facilities and depreciation expenses. Sales and marketing expense increased 30% to $53.4 million in 2001 and 100% to $41.0 million in 2000 from $20.6 million in 1999. The increase in 2001 was due to a $13.4 million increase in personnel and related costs, $1.7 million increase in marketing program expenses, and a $1.6 million increase in occupancy allocation. The increase in 2000 was due to increases of $8.6 million in personnel and related costs, $3.0 million in third party consulting, $1.8 million in occupancy allocation and $1.5 million in non-cash sales and marketing expenses. The increase in sales and marketing costs in 2001 and 2000 were due to the expansion of our sales and marketing functions necessary to support the introduction of several new product offerings.

      General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; third party professional service fees; and an allocation of our facilities costs and depreciation expenses. General and administrative expenses increased 79% to $21.0 million in 2001 and 84% to $11.8 million in 2000 from $6.4 million in 1999. The increase in 2001 was due to a $3.1 million increase in personnel and related costs and a $4.8 million increase in occupancy allocation. In 2000, personnel and related expenses increased $2.2 million, professional fee expenses increased $1.4 million and non-cash charges increased $0.8 million. The increase in absolute dollars in general and administrative expenses in 2001 and 2000 was due to the additional personnel required to support our growth. We expect general and administrative expenses to increase in absolute dollars in the foreseeable future to support expected infrastructure growth.

      Acquired in-process research and development. In connection with our recent acquisitions of HighTouch Technologies, Inc. in May 2000 and WebTrak in October 1999, acquired in-process research and development of $4.0 million and $1.5 million, respectively, was charged to results of operation on each respective acquisition date. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of the company’s first fully integrated standardized off-the-shelf CRM product. This in-process research and development project achieved technological feasibility in 2000. Also, at the time of acquisition certain products of WebTrak were complete in certain areas and under development in others. Products classified as under development subsequently achieved technological feasibility.

      For the WebTrak and HighTouch acquisitions we used an independent appraisal firm to assist in the valuation of the fair market value of the purchased assets. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged for between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. We provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation.

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

      We utilized the income valuation approach to determine the estimated fair value of the acquired in-process research and development. This estimate is based on the following assumptions:

•	The estimated revenues are based upon projected average annual revenue from future products expected to be derived once technological feasibility is achieved during the period from 2000 through 2002.

•	Expenses were applied at levels commensurate with the entire Retek Design product line on a percentage of revenue basis.

•	The discount rate utilized in the valuation was 26.4%.

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

      Other income, net. Other income, net increased to $1.8 million in 2001 from $1.7 million in 2000 and $30,000 in 1999. The increase in other income in 2001 and 2000 was due to an increase in interest income, which was partially offset by interest expense related to notes payable.

      Income tax benefit. The income tax benefit was $7.2 million, $21.0 million, and $1.7 million in 2001, 2000, and 1999, respectively. The income tax benefit for each of the three years includes the impact of non-deductible expense for the amortization of certain portions of the stock-based compensation.

Liquidity and Capital Resources

      At December 31, 2001, our cash, cash equivalents and investment balance was $85.6 million.

      Net cash provided by operating activities was $23.6 million, $6.4 million and $0.2 million in 2001, 2000, and 1999, respectively. Sources of cash in 2001, which offset our net loss and an increase in accounts receivable were depreciation and amortization, increases to the provision for doubtful accounts, amortization of stock-based compensation and increases in deferred revenue. Sources of cash in 2000, which offset our net loss and increases in certain assets, were depreciation and amortization, increases to the provision for doubtful accounts, amortization of stock-based compensation and acquired in-process research and development, increases in accounts payable, accrued liabilities and deferred revenue. Sources of cash in 1999, which offset our net loss and increases in certain assets, were depreciation and amortization, increases to the provision for doubtful accounts, amortization of stock-based compensation and acquired in-process research and development, increases in accounts payable and increases in deferred revenue.

      Uses of cash in 2000 were due to increases in deferred assets, other assets and accounts receivable, which were partially offset by an increase in the provision for doubtful accounts. Uses of cash in 1999 were due to increases in accounts receivable and other asset balances, which were partially offset by increases in the provision for doubtful accounts. The increases in the bad debt provisions in 2000 and 1999 were primarily attributed to increased accounts receivable levels due to higher sales volume and in 1999, reserving for specific customers. During 1999, we increased our provision for doubtful accounts by $1.2 million for a customer that was unwilling to pay amounts due.

      Net cash used in investing activities was $13.3 million, $53.2 million and $10.8 million in 2001, 2000, and 1999, respectively. In 2001, uses of cash were due to the acquisition of property and equipment and purchases of investments available for sale, which was partially offset by the sale of investments available for sale. In 2000, uses of cash were due to the acquisition of property and equipment, purchases of investments available for sale and cash paid for the HighTouch acquisition, which was partially offset by cash purchased in the acquisition. In 1999, uses of cash were due to the acquisition of property and equipment and cash paid for the WebTrak acquisition, which was offset by cash purchased in the acquisition.

      Net cash provided by financing activities was $28.5 million in 2001. Net cash used by financing activities was $5.4 million in 2000. Net cash provided by financing activities was $94.4 million in 1999. Net cash provided by financing activities in 2001 were due to the issuance of common stock for employee stock option exercises and stock plan purchases. Net cash used by financing activities in 2000 included $1.5 million in note payable payments and $15.4 million in payments to HNC, which was offset by $0.6 million in borrowings from HNC and $11.2 million in net proceeds from the issuance of common stock.

      We believe that our current cash, cash equivalents, investments and net cash provided by operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. One of the major components of our positive operating cash flow is our collection on receivables from our customers. Operating cash flows would be negatively impacted if we were unable to sign new customer contracts or if a significant number of customers were unable to pay for our solutions and services. Consumer spending, consumer confidence and other economic measures in the US economy impact our customer base in the retail industry and negative trends in these measures may impact the amount and type of capital expenditures made by them.

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

      The following summarizes our contractual obligations, including purchase commitments at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

					After
Contractual Obligations	2002	2003	2004	2005	2005

Operating leases	$6,840	$6,938	$6,657	$5,747	$45,370
Notes payable	90	90	90	15	—

Total contractual cash obligations	$6,930	$7,028	$6,747	$5,762	$45,370

					After
Other Commercial Commitments	2002	2003	2004	2005	2005

Standby letters of credit	$3,422	$—	$—	$—	$1,701

Total contractual cash obligations	$3,422	$0	$0	$0	$1,701

      As of December 31, 2001, there were no balances drawn against the line of credit or standby letters of credit.

      We have commitments with our strategic alliance partners, IBM and Accenture, whereby upon achieving certain revenue targets we may be obligated to issue shares and to make payments as outlined in footnotes 5 and 7 to the consolidated financial statements.

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

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY’S RAPID PACE OF CHANGE, SALES OF OUR PRODUCTS MAY DECLINE.

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

      In developing new products and services, we may:

•	fail to respond to technological changes in a timely or cost-effective manner;

•	encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

•	experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

•	fail to achieve market acceptance of our products and services.

WE EXPECT TO SIGNIFICANTLY INCREASE OUR OPERATING EXPENSES, WHICH WILL IMPACT OUR PROFITABILITY.

      We intend to significantly increase operating expenses as we:

•	increase research and development activities;

•	increase services activities;

•	expand our distribution channels;

•	increase sales and marketing activities, including expanding our direct sales force; and

•	build our internal information technology system.

      We will incur expenses before we generate any revenue from this increase in spending. If we do not significantly increase revenue from these efforts, our business and operating results could be seriously harmed.

COMPETITIVE PRESSURES COULD REDUCE OUR MARKET SHARE OR REQUIRE US TO REDUCE OUR PRICES, WHICH WOULD REDUCE OUR REVENUE AND/ OR OPERATING MARGINS.

      The market for our software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce prices, which would reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing or other resources, and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

•	develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive;

•	make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which would increase the ability of their products to address the needs of our customers; and

•	establish or strengthen cooperative relationships with our current or future strategic partners, which would limit our ability to sell products through these channels.

      As a result, we may not be able to maintain a competitive position against current or future competitors.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS COULD BE HARMED.

      We believe that our future success will depend upon our ability to attract and retain highly skilled personnel, including Steve Ladwig, our chief executive officer and president; John L. Goedert, our chief operating officer; Gregory A. Effertz, our vice president, finance and administration and chief financial officer and Jeremy Thomas, our chief technology officer. We currently do not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts. The loss of the services of any one or more of these key persons could harm our ability to grow our business.

      We also must attract, integrate and retain skilled sales, research and development, marketing and management personnel. Competition for these types of employees is intense, particularly in our industry. Failure to hire and retain qualified personnel would harm our ability to grow the business.

IF WE FAIL TO ESTABLISH, MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES WHO IMPLEMENT OUR PRODUCTS, OUR ABILITY TO MEET OUR CUSTOMERS’ NEEDS COULD BE HARMED.

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

      We may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support our needs. If third-party services are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet customers’ implementation needs and would increase our operating expenses and could reduce gross margins. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties maybe more likely to recommend competitors’ products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECLINE.

      Our quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If our quarterly operating results fail to meet analysts’ expectations, the trading price of our common stock could decline. In addition, significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

•	the demand for and market acceptance of our software solutions;

•	competitors’ announcements or introductions of new software solutions, services or technological innovations;

•	our ability to develop, introduce and market new products on a timely basis;

•	customer deferral of material orders in anticipation of new releases or new product introductions;

•	our success in expanding our sales and marketing programs;

•	technological changes or problems in computer systems; and

•	general economic conditions which may affect our customers’ capital investment levels.

      Additionally, our reporting period operating results would be impacted if our customers did not purchase technical advisory support with our software solutions. Since we sell solutions with technical advisory support, revenues are recognized ratably over the advisory period, if all other revenue recognition criteria are met. Without the advisory services, revenues would be recognized when we execute the license agreement or contract; deliver the software; determine that collections of the proceeds is probable; and VSOE exists to allocate revenue to undelivered elements of the arrangement. Using these criteria, rather than our current revenue recognition policy with advisory services, could materially impact period over period results in our consolidated financial statements.

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

      We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	greater risk of uncollectable accounts;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	international variations in technology standards;

•	differing levels of protection of intellectual property; and

•	unexpected changes in regulatory requirements.

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

Recent Accounting Pronouncements

      In January 2002, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred. These out-of-pocket expenses may include airfare, mileage, hotel stays and out-of-town meals that the customer will reimburse the service provider. The EITF is effective for financial reporting periods beginning after December 15, 2001. We do not expect the EITF No. 01-14 to have a material impact on our financial position and results of operations.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, which addresses accounting and financial reporting for business combinations. This statement was effective for business combinations completed after June 30, 2001, and had no impact on our financial statements.

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses accounting and financial reporting for goodwill and intangible assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. This statement is effective in its entirety for us on January 1, 2002. As of December 31, 2001, the net book value of our goodwill was $13.5 million, and goodwill amortization expense for 2001 was $4.4 million 2001 and we would have recorded approximately $4.4 million of amortization during 2002.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position and results of operations.

Item 7A:     Qualitative and Quantitative Disclosures About Market Risk

      The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

Interest Rate Risk

      The fair value of our cash, cash equivalents, and investments available for sale at December 31, 2001 was $85.6 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.2 million in notes payable are at a fixed interest rate.

	Expected Maturity Date

December 31, 2001	2002	2003	2004	2005	Total	Fair Value

	(US$ in thousands)
Liabilities:
Long Term Debt	$90	$90	$90	$15	$285	$236
Average Interest Rate	7.0%	7.0%	7.0%	7.0%	7.0%

Foreign Currency Exchange Rate Risk

      We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 28%, 9%, and 14% of our total sales were denominated in currencies other than the U.S. dollar in 2001, 2000 and 1999, respectively.

Equity Price Risk

      We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of December 31, 2001 our total investments of this type were $4.4 million. We mitigate risk of loss by monitoring our investments, however, many of these investments are in the common stock of privately held, non-public companies and thus we may be unable to sell or achieve liquidity in those them prior to an adverse change in their values.

Impact of European Monetary Conversion

      We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. Through December 31, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. We have assessed the impact that conversion to the euro will have on our internal systems, the sale of its solutions and the European and global economies and do not expect it to have a material impact on our financial statements.

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Certain information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on April 29, 2002, under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on April 29, 2002, under the caption “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on April 29, 2002, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 29, 2002, under the caption “Certain Transactions.”

PART IV

Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this Annual Report

      1. Financial Statements. The following consolidated financial statements, and the related notes thereto, of us and the Report of Independent Accountants are filed as a part of this Annual Report on Form 10-K.

Page
Number

Retek Inc.:
Report of Independent Accountants	35
Consolidated Balance Sheets as of December 31, 2001 and 2000	36
Consolidated Statements of Operations as of December 31, 2001, 2000 and 1999	37
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	38
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	39
Notes to Consolidated Financial Statements	40

      2. Financial Statement Schedules. Schedules not listed below have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999	59

      3. Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

      (b) Reports on Form 8-K

      We filed a report on Form 8-K (Item 5) on May 31, 2001 announcing establishment of a strategic relationship with Accenture LLP to develop predictive applications and our issuing 976,000 shares of our common stock to Proquire LLC, an affiliate of Accenture LLP, in exchange for the license of certain intellectual property. We plan to issue Accenture additional warrants if certain revenue milestones are reached in fiscal years 2002, 2003, 2004 and 2005.

Report of Independent Accountants

To the Board of Directors and Stockholders of

Retek Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34, present fairly, in all material respects, the financial position of Retek Inc. (the Company) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 21, 2002

Retek Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$70,166	$31,058
Investments	13,408	14,664
Accounts receivable, net	41,409	27,972
Deferred income taxes	22,349	11,623
Other current assets	7,661	11,190

Total current assets	154,993	96,507
Investments	2,043	6,053
Deferred income taxes	51,878	38,195
Property and equipment, net	29,641	26,249
Intangible assets, net	56,235	28,094
Other assets	4,580	85

	$299,370	$195,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,735	$11,089
Accrued liabilities	14,167	6,022
Deferred revenue	70,709	44,129
Note payable, current portion	73	198

Total current liabilities	95,684	61,438
Note payable, net of current portion	163	255
Deferred revenue, net of current portion	—	8,895

Total liabilities	95,847	70,588
Commitments and Contingencies (Notes 3, 5, 7 and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value — 150,000 shares authorized, 51,739 shares and 48,163 shares issued and outstanding at December 31, 2001 and 2000, respectively	518	482
Paid-in capital	262,021	173,892
Deferred stock-based compensation	(4,756)	(9,705)
Accumulated other comprehensive loss	(1,026)	(1,150)
Accumulated deficit	(53,234)	(38,924)

Total stockholders’ equity	203,523	124,595

Total liabilities and stockholders’ equity	$299,370	$195,183

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,

	2001	2000	1999

Revenue:
License and maintenance	$131,682	$57,729	$45,965
Services and other	47,792	34,228	23,194

Total revenue	179,474	91,957	69,159

Cost of revenue:
License and maintenance	35,277	23,323	5,950
Non-cash cost of license and maintenance revenue	3,724	3,664	1,095

Total cost of license and maintenance revenue	39,001	26,987	7,045
Services and other	34,978	24,889	16,625
Non-cash cost of services and other revenue	1,046	1,869	323

Total cost of services and other revenue	36,024	26,758	16,948

Total cost of revenue	75,025	53,745	23,993

Gross profit	104,449	38,212	45,166
Operating expenses:
Research and development	40,261	37,784	22,612
Non-cash research and development expense	2,289	4,989	422

Total research and development expense	42,550	42,773	23,034
Sales and marketing	52,337	38,561	19,625
Non-cash sales and marketing expense	1,025	2,469	943

Total sales and marketing expense	53,362	41,030	20,568
General and administrative	20,420	10,788	6,257
Non-cash general and administrative expense	597	1,018	174

Total general and administrative expense	21,017	11,806	6,431
Acquired in-process research and development	—	4,000	1,480
Acquisition related amortization of intangibles	10,839	4,201	749

Total operating expenses	127,768	103,810	52,262

Operating loss	(23,319)	(65,598)	(7,096)
Other income, net	1,828	1,711	30

Loss before income tax benefit	(21,491)	(63,887)	(7,066)
Income tax benefit	(7,181)	(20,982)	(1,697)

Net loss	$(14,310)	$(42,905)	$(5,369)

Basic and diluted net loss per common share	$(0.29)	$(0.91)	$(0.13)

Weighted average shares used in computing basic and diluted net loss per common share	49,925	47,232	40,779

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(14,310)	$(42,905)	$(5,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	2,808	1,483	2,399
Depreciation and amortization expense	28,555	13,640	4,505
Amortization of stock-based compensation	5,344	10,929	1,908
Acquired in-process research and development	—	4,000	1,480
Deferred income tax benefit	(24,409)	(31,599)	(2,079)
Tax benefit from stock option transactions	16,371	7,463	4,248
Lease abandonment	5,253	—	—
Asset impairment	1,289	—	—
Changes in assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(16,554)	(4,951)	(4,987)
Other assets	3,419	(5,637)	(7,272)
Accounts payable	(354)	4,474	2,633
Accrued liabilities	2,471	2,992	44
Deferred revenue	13,705	46,530	2,642

Net cash provided by operating activities	23,588	6,419	152

Cash flows from investing activities:
Cash purchased in business acquisition	—	166	235
Cash paid for business acquisition	—	(18,694)	(5,333)
Purchases of investments for sale	(9,290)	(20,717)	—
Sales of investments	14,612	—	—
Acquisitions of property and equipment	(18,638)	(14,001)	(5,741)

Net cash used in investing activities	(13,316)	(53,246)	(10,839)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	28,676	11,246	84,899
Repayment of debt	(217)	(1,491)	—
Borrowings from HNC Software Inc.	—	598	56,864
Repayments to HNC Software Inc.	—	(15,399)	(47,409)

Net cash provided by (used in) financing activities	28,459	(5,046)	94,354

Effect of exchange rate changes on cash	377	(749)	(402)

Net increase (decrease) in cash and cash equivalents	39,108	(52,622)	83,265
Cash and cash equivalents at beginning of period	31,058	83,680	415

Cash and cash equivalents at end of period	$70,166	$31,058	$83,680

Significant non-cash investing and financing activities:
Business acquisition through issuance of Retek Inc. common stock	$—	$7,503	$—

Acquisition of property and equipment under capital leases	$—	$10,200	$—

Business acquisition through issuance of convertible note	$—	$—	$2,667

Minority investment through issuance of warrants	$12,505	$—	$—

Acquisition of intellectual property through issuance of common stock	$30,198	$—	—

Supplemental cash flow disclosure:
Interest paid	$17	$843	$—

Income taxes paid	$870	$1,123	$176

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Loss
(in thousands)

					Accumulated
	Common stock			Deferred	other		Total
			Paid-in	stock-based	comprehensive	Retained	stockholders’	Comprehensive
	Shares	Amount	capital	compensation	income (loss)	earnings	equity	loss

Balance at December 31, 1998	1	—	26,854	—	(188)	9,350	36,016
Tax benefit from HNC Software Inc. stock options			4,248				4,248
Issuance of common stock, net of issuance costs of $1.05	46,325	463	84,436				84,899
Deferred stock-based compensation			21,886	(21,886)
Amortization of stock-based compensation				1,908			1,908
Conversion of note payable to common stock	177	2	2,665				2,667
Foreign currency translation adjustment					(394)		(394)	(394)
Net loss						(5,369)	(5,369)	(5,369)

Balance at December 31, 1999	46,503	$465	$140,089	$(19,978)	$(582)	$3,981	$123,975	$(5,763)

Tax benefit from HNC Software Inc. stock options			7,463				7,463
Common stock issuance costs			(287)				(287)
Common stock issued under Employee Stock Purchase Plan	612	6	7,939				7,945
Common stock and stock options issued for acquisition of HighTouch	389	4	7,499				7,503
Common stock issued	300	3	10,197				10,200
Common stock options exercised	359	4	3,584				3,588
Equity adjustments relating to HNC spin-off			(3,248)				(3,248)
Deferred stock-based compensation			656	(656)
Amortization of stock-based compensation				10,929			10,929
Unrealized gain on investments					60		60	60
Foreign currency translation adjustment					(628)		(628)	(628)
Net loss						(42,905)	(42,905)	(42,905)

Balance at December 31, 2000	48,163	$482	$173,892	$(9,705)	$(1,150)	$(38,924)	$124,595	$(43,473)

Tax benefit from stock options			16,371				16,371
Common stock issued under Employee Stock Purchase Plan	388	4	5,323				5,327
Common stock options exercised	2,212	22	23,347				23,369
Acquisition of intellectual property through issuance of common stock	976	10	30,188				30,198
Deferred stock-based compensation			395	(395)
Minority investment through issuance of warrants			12,505				12,505
Amortization of stock-based compensation				5,344			5,344
Unrealized gain on investments					55		55	55
Foreign currency translation adjustment					69		69	69
Net loss						(14,310)	(14,310)	(14,310)

Balance at December 31, 2001	51,739	$518	$262,021	$(4,756)	$(1,026)	$(53,234)	$203,523	$(14,186)

See accompanying notes to consolidated financial statements.

Retek Inc.

Notes to Consolidated Financial Statements

(in thousands, except for per share amounts)

Note 1 — The Company and its Significant Accounting Policies

The Company

      Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc., WebTrak Limited and HighTouch Technologies, Inc. (“we” “us” or the “Company”), develop application software that provides a complete information infrastructure solution to the global retail industry. Our offerings include traditional merchandising capabilities such as inventory management and purchasing; logistics capabilities including warehouse and distribution management; enhanced supply chain solutions such as forecasting, planning, and supply chain visibility; and customer relationship and order management applications. We also provide Internet-enabled business-to-business commerce applications that offer collaborative capabilities enabling retailers and their trading partners to interact in real-time on a wide variety of tasks. Many of our products incorporate proprietary neural-network predictive technology that enhances the usefulness, accuracy, and adaptability of our applications enabling better decision-making by retailers. We are headquartered in Minneapolis, Minnesota.

      On November 23, 1999, we completed our initial public offering. Prior to completing our initial public offering, we were a wholly owned subsidiary of HNC Software Inc. (“HNC”), a business-to-business software company that develops and markets predictive software solutions.

Separation from HNC Software Inc.

      On October 2, 2000, HNC announced it had completed its separation of Retek Inc. from HNC through a distribution (the “Distribution”) of HNC’s entire holding of Retek shares, which consisted of 40 million shares of common stock. HNC previously received a private letter ruling from the Internal Revenue Service that HNC’s pro rata distribution of its shares of Retek common stock would be tax-free to HNC and its stockholders for U.S. federal income tax purposes. After the close of the Nasdaq National Market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of Retek common stock for each share of HNC stock held as of the record date.

Basis of Presentation

      Following HNC’s November 1999 contribution of Retek Information Systems, Inc.’s capital stock to Retek Inc., the consolidated financial statements include the accounts of Retek Inc. and its wholly owned subsidiaries Retek Information Systems, Inc., HighTouch Technologies, Inc. and WebTrak Limited. The accounts of Retek Information Systems, Inc. include its wholly owned subsidiaries.

      Prior to the November 1999 legal restructuring, the financial statements reflect the combined financial position, results of operations and cash flows of Retek Inc. and Retek Information Systems, Inc. The combined financial statements include the accounts of Retek Inc. for the periods after its acquisition by HNC in March 1998 and the accounts of Retek Information Systems, Inc. and its wholly owned subsidiaries for all periods presented. The financial statements have been prepared using HNC’s historical basis in the assets and liabilities and historical results of operations of each of the entities, which comprise our business.

      All significant intercompany transactions and balances have been eliminated in all periods presented.

Financial Statement Preparation

      The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

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

Investments

      Investments in debt securities that are not cash equivalents have been designated as available for sale. Those securities, which consist of various high rated government securities and corporate commercial paper, are reported at fair value, with net unrealized gains and losses included in stockholders’ equity. The net unrealized gain on investments was $55 at December 31, 2001 and $60 at December 31, 2000. The debt securities mature in 2002 through 2005.

Property and Equipment

      Property and equipment are recorded at cost. We recognize depreciation and amortization expense using the straight-line method over the estimated useful lives of the assets of three to seven years. We amortize leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred. Depreciation and amortization expense of property and equipment was $15,246, $6,359, and $2,299 for the years ended December 31, 2001, 2000 and 1999, respectively.

Capitalized Software

      Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Technological feasibility is established after a working model has been completed. Through December 31, 2001, no significant amounts were expended subsequent to reaching technological feasibility.

Intangible Assets

      Retek Logistics, Inc. was acquired by HNC in March 1998 in exchange for 143 shares of HNC common stock. In April 1999, HNC issued an additional 45 shares of HNC common stock for the achievement of financial objectives during calendar 1998, which was recorded as an addition to goodwill of $1,476 in the consolidated financial statements in 1998. The liability of all subsequent HNC shares issued was assumed by HNC as a part of our separation agreement. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5,781, of which $4,031 was allocated to intangible assets and $1,750 was allocated to in-process research and development (see note 4).

      On May 10, 2000, we acquired HighTouch Technologies, Inc. (“HighTouch”) for a cash payment of $18,694 including direct acquisition costs and 389 shares of our common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $30,416 of which $26,416 was allocated to intangible assets and $4,000 was allocated to in-process research and development (see note 4).

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

      In October 1999, we acquired WebTrak Limited (“WebTrak”) for a cash payment of $5,333 and a $2,667 convertible note, which was subsequently converted into 178 shares of our common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $8,131 of which $6,651 was allocated to intangible assets and $1,480 was allocated to in-process research and development (see note 4).

      In conjunction with these purchases, we recorded various intangible assets. Intangible assets are comprised of purchased software and other rights that are stated at lower of cost or net realizable value. Intangible assets are amortized using the straight-line method over the following estimated useful lives:

Purchased software costs	36 to 42 months
Assembled work force	3 years
Customer base	3 to 5 years
Noncompetition agreements	3 to 5 years
Trademarks	5 years
Goodwill	5 years

      Amortization expense of intangible assets was $14,177, $7,280, and $2,206 for the years ended December 31, 2001, 2000 and 1999, respectively.

Long-Lived Assets

      When events or changes in circumstances warrant, we investigate potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill. An impairment loss would be recognized if the sum of the expected future net cash flows were less than the carrying amount of the asset. During the fiscal year ended December 31, 2001, we recorded an impairment loss of $1.3 million related to the write-off of certain computers and communications equipment (see note 10).

Advertising

      We expense advertising costs as incurred. Advertising expense was approximately $1,440, $2,134, and $638 for the years ended December 31, 2001, 2000 and 1999, respectively.

Revenue Recognition

      We recognize software license revenue upon meeting all of the following criteria: a license agreement or contract is executed; software is delivered; the license fee is fixed or determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence exists to allocate revenue to the elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Starting in the fourth quarter of 1999, we revised the terms of the software licensing agreements for the majority of the software products sold. Under these terms, we provide technical advisory services after the delivery of our products to help our customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period that the technical advisory services are performed. For sales made through distributors, resellers and original equipment manufacturers, we recognize revenue at the time these partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met. Service revenue includes maintenance revenue, which is deferred and recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed. Consulting services are customarily billed at a fixed daily rate plus out-of-pocket expenses.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

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

      Deferred revenue consists primarily of deferred license and maintenance revenue.

Income Taxes

      For periods prior to the Distribution, our taxable income or losses were included in the consolidated tax returns of HNC. For financial reporting purposes, we computed income taxes on a stand-alone basis. Upon completion of the Distribution, we became responsible for our income taxes and the filing of our own income tax returns. Pursuant to a tax sharing agreement with HNC for periods prior to the Distribution, we were required to pay HNC an amount equal to the tax liability we would have incurred on a separate return basis had we not joined with HNC in filing a consolidated return. To the extent we determine that we would have no tax liability on a separate return basis, HNC would pay us an amount equal to the difference between HNC’s consolidated tax liability with us included in its consolidated tax return and the consolidated tax liability that would have been due had we not been included in the consolidated tax return. Similar provisions are defined under the tax sharing agreement for state tax returns, which are filed on a group or unitary basis. Upon the Distribution, we adjusted our income tax balances to reflect our tax attributes on a stand-alone basis from balances related to the tax sharing agreement with HNC resulting in a reduction of paid-in capital of $3,248.

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

Foreign Currency Translation

      The consolidated financial statements of our international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from the consolidated results of operations and are recorded as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statement of income and are not material.

Diversification of Credit Risk

      Our financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high credit quality financial institutions in order to limit the amount of our credit exposure. Our cash and cash equivalent balances at December 31, 2001, are deposited with five financial institutions. Cash and cash equivalents of $69.9 million exceed the insurance limitation of the United States Federal Deposit Insurance Corporation. Our software license and installation agreements

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

and commercial development contracts are primarily with large customers in the retail industries. We maintain allowances for potential credit losses.

Disclosures about Fair Value of Financial Instruments

      The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.

Comprehensive Loss

      We report comprehensive loss and its components, including foreign currency items, in addition to net loss in our consolidated financial statements. Comprehensive loss is defined as “the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.” It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, which addresses accounting and financial reporting for business combinations. This statement was effective for business combinations completed after June 30, 2001 and had no impact on our financial statements.

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses accounting and financial reporting for goodwill and intangible assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. This statement is effective in its entirety for us on January 1, 2002. As of December 31, 2001, the net book value of our goodwill was $13.5 million, and goodwill amortization expense for 2001 was $4.4 million 2001 and we would have recorded approximately $4.4 million of amortization during 2002.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position and results of operations.

      In January 2002, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred. These out-of-pocket expenses may include airfare, mileage, hotel stays and out-of-town meals that the customer will reimburse the service provider. The EITF is effective for financial reporting periods beginning after December 15, 2001. We do not expect the adoption of EITF No. 01-14 to have a material impact on our financial position and results of operations.

Net Loss Per Share

      Basic net loss per share is calculated based only on the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method. For periods prior to our initial public offering, the weighted average basic shares outstanding reflects the September 1999 reincorporation of Retek, Inc. and the 40 for .001 stock split of Retek, Inc. common shares.

      For the year ended December 31, 2001, the calculation of diluted loss per share excludes the impact of the potential exercise of 8,845 stock options and a warrant to purchase 750 shares of our common stock because the effect would be antidilutive.

Reclassifications

      Certain prior period amounts have been reclassified to conform with current period presentation.

Note 2 — Composition of Certain Financial Statement Captions

	December 31,

	2001	2000

Accounts receivable, net:
Billed	$43,458	$28,863
Unbilled	3,075	4,326

	46,533	33,189
Less allowance for doubtful accounts	(5,124)	(5,217)

	$41,409	$27,972

      The following is a rollforward of the activity within the allowance for doubtful accounts:

	December 31,

	2001	2000	1999

Balance at beginning of period	$5,216	$3,940	$1,571
Provisions	2,808	1,483	2,399
Write-offs	(2,900)	(207)	(30)

Balance at end of period	$5,124	$5,216	$3,940

      Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be collected within one year.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

	December 31,

	2001	2000

Other current assets:
Other receivables	$550	$955
Prepaid expenses	6,349	10,035
VAT and other foreign tax receivable	762	200

	$7,661	$11,190

Property and equipment, net:
Computer equipment	31,172	28,973
Furniture and fixtures	13,630	5,780
Leasehold improvements	5,050	2,032

	49,852	36,785
Less accumulated depreciation and amortization	(20,211)	(10,536)

	$29,641	$26,249

Intangible assets, net:
Purchased software costs	$13,312	$13,312
Goodwill	21,619	21,619
Intellectual property	30,198	—
Other	16,855	4,735

	81,984	39,666
Less accumulated amortization	(25,749)	(11,572)

	$56,235	$28,094

Accrued liabilities:
Payroll and related benefits	$8,365	$5,829
Lease abandonment	4,802	—
Other	1,000	193

	$14,167	$6,022

Note 3 — Commitments

      At December 31, 2001, we were obligated through 2015 under non-cancelable operating leases for our facilities and certain equipment as follows:

Future Minimum
Lease Payments

2002	$6,840
2003	6,938
2004	6,657
2005	5,747
2006	5,575
Thereafter	39,795

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

      Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $10,849, $3,650, and $1,340 respectively, net of sublease income of $1,349, $1,052, and $1,040, for the years ended December 31, 2001, 2000 and 1999, respectively.

      We have licensing arrangements with third party software providers under which we pay a royalty when third party software is delivered to an end user. Each license arrangement contains no minimum royalty payments and has a one-year term, which renews automatically unless terminated by either party. Royalty expense, included in cost of license and maintenance revenues under these licensing arrangements for the years ended December 31, 2001, 2000 and 1999 was approximately $1,918, $2,398, and $3,313, respectively.

Note 4 — Acquisitions

      On May 10, 2000, we acquired HighTouch Technologies, Inc. (“HighTouch”) for a cash payment of $18,694 including direct acquisition costs and 389 shares of our common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $30,416 of which $26,416 was allocated to intangible assets and $4,000 was allocated to in-process research and development.

      In connection with our acquisition of HighTouch, acquired research and development of $4,000 was charged to operations on the acquisition date. HighTouch’s products provide real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek CRM, our enterprise-level customer interaction system. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition, HighTouch had three products under development including Customer Order Management, which was subsequently completed by Retek in July 2000, and Customer Direct Marketing and Customer Loyalty and Retention, the core functionality of which was incorporated into our Data Warehouse product in September 2000.

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

Cash and fair value of our common stock issued	$25,503
Direct acquisition costs	223
Net liabilities assumed	3,246

Total purchase price	$28,972

Estimated fair value of tangible assets acquired	$417
Estimated fair value of identifiable intangible assets	7,220
In-process research and development	4,000
Goodwill	19,196
Deferred tax liabilities related to identifiable Intangibles	(1,861)

$28,972

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

      The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of HighTouch had taken place at the beginning of each year.

	Year Ended
	December 31,

	2000	1999

Total revenue	$91,990	$70,894
Net loss	(55,228)	(14,874)
Basic and diluted loss per Share	(1.17)	(0.36)

      The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

      In connection with the acquisition of WebTrak, Inc. (WebTrak) by us in October 1999, acquired in-process research and development of $1,480 was charged to operations on the acquisition date. WebTrak’s products may be classified into two categories: WebTrak Core Products, which allow parties along the supply chain of a product, to network around a common product tracking database and Retail.com products, which represent the next generation of supply chain applications, retaining the functionality of the WebTrak core products but hosted through a website. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition, WebTrak had a new software product under development, retail.com design, which was completed during 2000.

Note 5 — Strategic Alliance with IBM

      On September 5, 2000, we entered into a strategic relationship with International Business Machines Corporation (“IBM”). Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement pursuant to which we issued 300 shares of our common stock to IBM in exchange for IBM entering into the relationship and providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. This arrangement has been accounted for as a capital lease of the hardware and software. Accordingly, the aggregate fair value of our common shares issued of $10.2 million has been included in property and equipment and is being amortized using the straight-line method over the twenty-seven month term of this portion of the arrangement.

      The Common Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements through 2003. Under the Stock Purchase Agreement, we will be obligated to pay IBM $10 million and $15 million related to 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Purchase Agreement, are met. The Common Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met. The revenue targets for the year ended December 31, 2001, were not met; therefore, no amounts were paid to IBM under this agreement.

Note 6 — Minority Investments

      On April 2, 2001, we signed a stock purchase agreement, a warrant agreement, and a software development and distribution agreement with Henderson Ventures, Inc. (“Henderson”), a retail enterprise solution developer. In connection with these agreements, we issued a warrant to purchase 750 shares of our

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

common stock in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we will pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson.

      The warrant issued to Henderson is fully vested with a term of five years and is exercisable at $18.625 per share. The fair value of the warrant of $12.1 million was calculated using the Black-Scholes valuation model using the following assumptions: dividend yield of 0%, risk-free interest rate of 5.83%, contractual life of five years and a volatility of 137.27%. The fair value of the common stock of Henderson of $0.4 million is accounted for under the cost method and is included as a component of other assets. The value of the development and distribution rights of $12.1 million is included as a component of intangible assets and is being amortized using the straight-line method over the five-year life of the agreement.

      On June 21, 2000, we signed a shareholders agreement, a resellers agreement, a consulting services agreement and a subscription agreement with Multiasia, Inc. (“MAI”), for 7,960,000 shares or 19.9% of the shares of MAI. MAI is a Business-to-Business and Business-to-Consumer web based e-commerce company in the People’s Republic of China. In exchange for the common shares, MAI received the right to certain of our software solutions and the right to sell our software solutions to the e-business community in the Republic of China. The value of the shares received of $4.0 million is accounted for under the cost method and is included as a component of other assets and deferred revenue. Under the resellers agreement we are entitled to receive royalties from MAI for the sale of our software.

Note 7 — Strategic Alliance with Accenture

      On May 16, 2001, we established a strategic relationship with Accenture LLP (“Accenture”) pursuant to which Accenture will become a development partner for our predictive applications. In connection with entering into this relationship, we issued 976 shares of our common stock valued at $30.2 million to Proquire LLC (“Proquire”), an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property that will enable us to enhance our suite of retail-specific software. The value of our common shares issued for the specified intellectual property of Accenture is included as a component of intangible assets and is being amortized using the straight-line method over the five-year life of the agreement.

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

Note 8 — Sale of Future Account Receivable

      During the years ended December 31, 2001 and 1999, we did not sell any interest in future receivable balances. During the year ended December 31, 2000, we sold our interest in $27.6 million of future accounts receivable due to us under contracts with various customers. These balances were sold to a financial institution. The amounts received for these future accounts receivable balances are included in deferred revenue as of December 31, 2000. As of December 31, 2000, $16.8 million had been collected and all remaining balances were collected in fiscal year 2001.

Note 9 — Loss on Abandonment of Leased Space

      We have certain lease obligations for our former corporate headquarters office space, which run through fiscal year 2004 and lease obligations for other leased space, which run through 2003. In the

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

fourth quarter of 2001, we moved to our new corporate headquarters and completely vacated the premises covered by the former lease agreements. In the third quarter of 2001, upon the termination of discussions with a potential sublessor, we determined that it was unlikely that we would be able to sublease the old office space during the remaining lease periods. Accordingly, we recorded a $5.3 million loss on abandonment of leased space representing the present value of the future lease payments.

Note 10 — Asset Write-Offs

      We regularly examine our long-lived assets, certain identifiable intangible assets and associated goodwill for possible impairment. An impairment loss would be recognized if the sum of the expected future gross cash flows were less than the carry amount of the asset. During the third quarter of 2001, we recorded an impairment loss related to computer and communications equipment. In addition, we accelerated the amortization of leasehold improvements related to the leased space to be abandoned (See Note 9) such that the assets would be fully depreciated upon our move to the new corporate headquarters in the fourth quarter of 2001. Accordingly, we recorded an impairment charge of $1.3 million and accelerated amortization relating to leasehold improvements of $2.1 million.

Note 11 — Notes Payable and Line of Credit

      On July 25, 2000, we entered into a line of credit agreement with a financial institution to provide a line of credit of $7.5 million. The line of credit bears interest on borrowings at a rate of prime plus 2% and expires on July 25, 2002. As of December 31, 2001, we had no balances outstanding under the line of credit. The line of credit agreement contains covenants limiting capital expenditures and operating lease expenditures. For the year ended December 31, 2001, we obtained a waiver from the financial institution for a covenant violation for exceeding capital expenditure limits due to the move to our new corporate headquarters. We were in compliance with all other covenants and restrictions under the line of credit agreement as of December 31, 2001. The line of credit is collateralized by funds on account at the financial institution.

      As of December 31, 2002, we had standby letters of credit totaling $5.1 million, and there were no balances drawn against those letters of credit.

      In addition we had notes payable outstanding as of December 31, 2001 as follows:

Note payable — interest at 7.0% due in monthly installments of $8 to March 2005	$236
Less current maturities	(73)

Long-term portion	$163

Note 12 — Income Taxes

      Income before income tax benefit was taxed under the following jurisdictions:

	Year Ended December 31,

	2001	2000	1999

Domestic	$(23,282)	$(65,600)	$(7,851)
Foreign	1,791	1,713	785

	$(21,491)	$(63,887)	$(7,066)

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

      The income tax benefit is summarized as follows:

	Year Ended December 31,

	2001	2000	1999

Current:
Federal	$—	$—	$62
State	—	63	70
Foreign	779	601	250
Deferred:
Federal	(5,377)	(15,915)	(1,609)
State	(2,583)	(5,731)	(497)
Foreign	—	—	27

	$(7,181)	$(20,982)	$(1,697)

      Deferred tax assets are summarized as follows:

	December 31,

	2001	2000

Net operating loss carryforwards	$39,575	$20,626
Taxable pooling-of-interests basis difference	12,462	13,708
Tax credit carryforwards	3,538	2,288
Allowance for doubtful accounts	1,793	2,283
Depreciation	(685)	(2)
Intangible assets	3,106	1,575
Deferred revenue	13,056	6,834
Accrued liabilities and other	1,382	2,506

Net deferred tax asset	$74,227	$49,818

      Significant management judgement is required in determining whether any valuation allowance should be recorded against our net deferred tax asset. The realization of our deferred tax asset at December 31, 2001 is solely dependent upon our ability to generate future taxable income. As of December 31, 2001, we have not recorded a valuation allowance, as we expect to generate future taxable income sufficient to fully recover the deferred tax asset. In the event we adjust our estimates of future taxable income, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

      A reconciliation of the income tax benefit to the amount computed by applying the statutory federal income tax rate to income before income tax benefit is summarized as follows:

	Year Ended December 31,

	2001	2000	1999

Amounts computed at statutory federal rate	$(7,522)	$(22,360)	$(2,402)
State income taxes, net of federal benefit	(1,204)	(3,671)	16
Tax credit carryforwards generated	(1,250)	(1,156)	(208)
Non-deductible goodwill and other non-deductible acquisition costs	1,599	2,665	378
Foreign income taxes	—	—	10
Stock based compensation	1,423	1,903	396
Other, net	(227)	1,637	113

Income tax benefit	$(7,181)	$(20,982)	$(1,697)

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

      At December 31, 2001, we had federal and state net operating loss carryforwards of approximately $92,139. Substantially all carryforwards expire in 2020.

      We also had approximately $1,543 of federal research and development credit carryforwards expiring at various dates through 2016, $320 of state research and development credit carryforwards expiring at various dates through in 2016, and $807 of foreign tax credit carryforwards which expire at various dates through 2006.

Note 13 — Segment Information and Major Customers

      We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by references to the location of our operations for the years ended December 31, 2001, 2000 and 1999 are as follows:

	Year Ended
	December 31,

	2001	2000	1999

Revenue by geographic area:
United States	$118,476	$71,004	$37,917
United Kingdom	49,009	7,424	8,402
Canada	1,673	2,093	4,295
Germany	603	2,345	9,569
Other	9,713	9,091	8,976

Total revenue	$179,474	$91,957	$69,159

      The following is long-lived asset information by geographic area:

	December 31,

	2001	2000	1999

Long-lived assets by geographic area:
United States	$84,800	$54,016	$16,878
Foreign	1,271	412	404

Total long-lived assets	$86,071	$54,428	$17,282

      Our foreign sales represent revenues from export sales, which are sales from the United States to foreign countries, and international operations, which are sales by our foreign operations. Export sales were $52,590, $12,408, and $18,164 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Revenues to significant customers, those representing 10% or more of total revenue for the respective periods, are summarized as follows:

	Year Ending December 31,

	2001	2000	1999

Revenue:
Customer A	11%	12%	—
Customer B	22%	—	—
Customer C	—	—	14%
Customer D	—	—	11%

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

Note 14 — Employee Benefit Plans

Retek Inc. Sponsored Plans

      During 1999, we adopted the 1999 Equity Incentive Plan (the “Incentive Plan”), the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), the 1999 Director Stock Option Plan (the “Directors Plan”) and the Employee Stock Option Exchange Program (the “Exchange Program”). During 2000, we adopted the HighTouch Technologies, Inc. 1999 Stock Option Plan.

      The Incentive Plan provides for the Compensation Committee of the Board of Directors to award up to 9,000 shares of our common stock in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock or stock bonuses. Nonqualified stock options may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award or 110% of fair market value of the stock at the date of the awards to more than 10% stockholders. Options and stock appreciation rights granted under the Incentive Plan may have a term of up to 10 years. The Compensation Committee of the Board of Directors has the discretion to award restricted stock and stock bonuses, as they deem appropriate. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2001, 1,749 options were exercisable.

      The Purchase Plan provides for the issuance of a maximum of 700 shares of our common stock. Each purchase period, eligible employees may designate between 2% and 15% of their cash compensation, subject to certain limitations, to be deducted from their pay for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share, as defined by the Purchase Plan, on the first day of the two-year offering period and the date of purchase. Employee contributions to the plan were $5,327 during the year ended December 31, 2001. In total, 388 shares were issued to employees during the year ended December 31, 2001.

      The HighTouch Technologies, Inc. 1999 Stock Option Plan provides for the Compensation Committee of the Board of Directors to award up to 2,000 shares of our common stock in the form of nonqualified stock options. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2001, 58 options were exercisable.

      The Directors Plan provides for the issuance of up to 400 nonqualified stock options to our outside directors. Under the provisions of the Directors Plan, options to purchase 25 shares of our common stock will be granted to outside directors upon their becoming a member of the Board of Directors and 7.5 additional options will be granted on each anniversary of the initial grant, so long as they remain on the Board of Directors. Options under the Directors Plan will be granted at the fair value of the stock at the grant date and vest entirely one year from the date of grant. At December 31, 2001, 78 shares were exercisable.

      In 1999, we granted stock options to our employees and directors, under the Equity Incentive Plan and the Directors Plan, to purchase approximately 7,362 shares of our common stock. Of the approximately 7,262 options granted to employees, 6,239 were granted in connection with the exchange of HNC stock options by our employees. These options were granted at an exercise price of $10 per share. The difference between the option price and market value at the date of the grant has been recorded as additional paid-in capital with an offsetting debit within stockholders equity to deferred stock-based

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

compensation. Due to the terms of the vesting, compensation will be accelerated in the early years and resulted in a compensation charge of $5,344 as of December 31, 2001.

      Transactions relating to our employees and directors under our Stock Option Plans during the years ended December 31, 2001 and 2000 are summarized as follows:

	Year Ended December 31,

	2001		2000

		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	8,406	$13.60	7,411	$10.38
Options granted at market value	3,303	22.78	1,506	30.57
Options granted at less than market value	25	1.00	178	10.98
Options exercised	(2,212)	10.56	(359)	10.00
Options canceled	(677)	19.91	(330)	18.99

Outstanding at end of year	8,845	17.27	8,406	13.62

Options exercisable at end of year	1,885		1,812
Weighted average fair value of options Granted during the Year	$17.27		$24.86

	Options Exercisable
				Options Outstanding
		Weighted
		Average		Number
	Number	Remaining	Weighted	Outstanding at	Weighted
Range of	Outstanding at	Contractual	Average	December 31,	Average
Exercise Prices	December 31, 2001	Life (in years)	Exercise Price	2001	Exercise Price

$ 1.00 to $10.00	4,525	7.84	$9.95	1,500	$10.00
11.00 to 17.88	2,250	9.08	16.01	115	16.25
17.93 to 36.17	1,692	9.23	30.55	126	27.07
36.55 to 72.00	368	8.53	52.45	140	55.24
72.69 to 72.69	8	8.20	72.69	3	72.69
74.13 to 74.13	2	7.92	74.13	1	74.13

	8,845	8.45	17.27	1,885	15.01

HNC Software Inc. Sponsored Plans

      When the company was a part of HNC employees participated in HNC Incentive Plans. During 1999 our employees were given the opportunity to exchange their HNC options granted through the HNC Incentive Plans for a grant of our stock options through our Incentive Plan. During 1999, our employees exchanged 1,136 HNC stock options for the right to receive our stock options.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

      Transactions relating to our employees under HNC’s stock option plan during the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

	Year Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1	$7.33	340	$30.62	1,378	$31.81
Options granted	0	0.00	0	0.00	695	27.93
Options exercised	0	0.00	(327)	30.56	(408)	30.83
Options canceled	(1)	7.33	(12)	30.89	(1,325)	31.44

Outstanding at end of year	0	0.00	1	7.33	340	30.62

Options exercisable at end of year	0		1		0
Weighted average fair value of options Granted During the year					$10.77

Financial Accounting Standard No. 123 Information

      We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock-based compensation. Had compensation cost for our stock-based compensation awards and HNC stock-based compensation awards issued to our employees during 2001, 2000 and 1999 been determined based on the fair value at the grant dates of awards consistent with the method of Financial Accounting Standards Board Statement No. 123 (“FAS 123”), our net income and basic and diluted pro forma net loss per common share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

	2001	2000	1999

Net loss:
As reported	$(14,310)	$(42,905)	$(5,369)
Pro forma	(59,640)	(92,924)	(14,391)
Basic and diluted net loss per common share:
As reported	(0.29)	(0.91)	(0.13)
Pro forma	(1.19)	(1.97)	(0.35)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2001, 2000 and 1999, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 3.94%, 5.12%, and 5.47%; expected volatilities of 106%, 130%, and 100%; and expected lives of 2.0 years past the vesting date for all three years. The fair value of the employees’ purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions for 2001, 2000 and 1999, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 3.64%, 5.50%, and 4.98%; expected volatilities of 106%, 130%, and 100%; and an expected life of six months for all three years. The weighted average fair value of those purchase rights granted in 2000 and 1999 for HNC stock was $7.29, and $10.77, respectively. The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 for our stock was $15.07, $8.33 and $7.62, respectively.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

Note 15 — Preferred Stock

      We have authorized 5,000 shares of $0.01 par value preferred stock. The specific terms of any preferred stock will be determined by our board of directors prior to issuance.

Note 16 — Contingencies

      Various claims arising in the ordinary course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 17 — Transactions with HNC

      As described in Note 1, the financial statements include significant transactions with HNC for services such as treasury, cash management, employee benefits, taxes, financial reporting, legal, corporate marketing and general corporate services prior to the Distribution. There were no charges incurred during fiscal year 2001 due to our separation from HNC on October 2, 2000. During fiscal year 2000, HNC charged for these services through the date of our separation on October 2, 2000. HNC charged us $598 and $1,232 for such expenses during the years-ended December 31, 2000 and 1999, respectively. These charges were principally included in sales and marketing expenses and general and administrative expenses. Management believes these allocations approximate the costs that would have been incurred had we performed these functions as a stand-alone entity.

      Certain of our employees participated in the HNC Stock Purchase Plan. Amounts included in the payable to HNC Software Inc. related to the Purchase Plan were $0, $263, and $887 as of December 31, 2001, 2000 and 1999, respectively.

      Our employees also participated in an HNC-sponsored 401(k) plan prior to the Distribution and then our employees participated in a Retek Inc. sponsored 401(k) plan. We matched employee contributions up to of 25% of the first 6% employee contribution or 50% of the first sixteen hundred dollars, which ever is greater for the first quarter 2000. We then started to match 40% of the first 6% employee contribution or 50% of the first sixteen hundred dollars, which ever is greater for the second through fourth quarter 2000. Contributions were $1,441, $676, and $293 for the years ended December 31, 2001, 2000 and 1999, respectively.

      The amount payable to HNC Software Inc. includes allocations of expenses for all corporate services, income taxes and other intercompany transactions, plus cash advances net of repayments. The amount payable did not bear interest. The average monthly balances due to HNC up to our separation on October 2, 2000 for the years ended December 31, 2000 and 1999 were, $1,719 and $10,243, respectively.

      The change in the amount payable to HNC includes the following:

	2001	2000	1999

Balance at beginning of period	$598	$15,399	$5,944
Cost allocations payable to HNC	0	598	5,408
Cash transfers from HNC	0	0	51,456
Cash transfers to HNC	(598)	(15,399)	(47,409)

Net change during the period	598	14,801	9,455

Balance at end of period	$0	$598	$15,399

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except for per share amounts)

Note 18 — Selected Quarterly Financial Data (Unaudited)

2001	Mar 31	June 30	Sep 30	Dec 31	Total

Revenues	37,025	43,641	47,521	51,287	179,474
Gross profit	20,446	25,324	26,721	31,958	104,449
Net (loss)/income	(6,821)	(1,098)	(6,855)	464	(14,310)
Basic and diluted (loss)/income per share	$(0.14)	$(0.02)	$(0.14)	$0.01	$(0.29)

2000	Mar 31	June 30	Sep 30	Dec 31	Total

Revenues	13,964	19,589	26,362	32,042	91,957
Gross profit	3,267	7,077	11,330	16,538	38,212
Net loss	(11,286)	(15,214)	(9,507)	(6,898)	(42,905)
Basic and diluted loss per share	$(0.24)	$(0.32)	$(0.20)	$(0.14)	$(0.91)

      The summation of quarterly net loss per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retek Inc.

By:	/s/ STEVEN D. LADWIG

Steven D. Ladwig
Chief Executive Officer

      We, the undersigned directors and executive officer of the Registrant, hereby severally constitute Steven D. Ladwig and Gregory A. Effertz, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title (Capacity)

/s/ STEVEN D. LADWIG Steven D. Ladwig	Chief Executive Officer, Director (PRINCIPAL EXECUTIVE OFFICER)
/s/ GREGORY A. EFFERTZ Gregory A. Effertz	Vice President, Finance & Administration, Chief Financial Officer, Treasurer and Secretary (PRINCIPAL FINANCIAL OFFICER)
/s/ JOHN BUCHANAN John Buchanan	Chairman of the Board of Directors
/s/ N. ROSS BUCKENHAM N. Ross Buckenham	Director
/s/ WARD CAREY Ward Carey	Director
/s/ GLEN A. TERBEEK Glen A. Terbeek	Director
/s/ STEPHEN E. WATSON Stephen E. Watson	Director

RETEK INC.

SCHEDULE II — Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2001, 2000, and 1999

	Balance at
	Beginning	Costs and	Deductions/	Balance at
	of Period	expenses	write-offs	End of Period

Year ended December 31, 2001 — allowance for doubtful accounts	5,216	2,808	(2,900)	5,124
Year ended December 31, 2000 — allowance for doubtful accounts	3,940	1,483	(207)	5,216
Year ended December 31, 1999 — allowance for doubtful accounts	1,571	2,399	(30)	3,940

Index to Exhibits

Exhibit
Number	Exhibit Description

2.1**	Agreement and Plan of Merger and Reorganization between Retek Logistics, Inc. and Registrant
2.2*	Separation Agreement
2.3*	Technology License Agreement
2.4*	Tax Sharing Agreement
2.5*	Services Agreement
2.6*	Corporate Rights Agreement
2.7*	Stock Contribution Agreement
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
10.1+	Industry Solutions Initiative Master Agreement between Oracle Corporation and Retek
**	Information Systems, Inc.
10.5**	Retek 1999 Equity Incentive Plan
10.6**	Retek 1999 Employee Stock Purchase Plan
10.7**	Retek 1999 Director Stock Option Plan
10.8**	Employment Agreement of Jeremy Thomas
10.9***	Lease Agreement between Ryan 900, LLC and Retek Inc.
10.10***	First Amendment to Lease Agreement between Ryan 900, LLC and Retek Inc.
10.11****	Employment Agreement of Steven D. Ladwig
21.1	Schedule of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (contained on signature page)

+	Portions of this exhibit were granted confidential treatment by the Securities and Exchange Commission. Accordingly, portions thereof were omitted and filed separately.

*	Filed as an exhibit to our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2000, and incorporated herein by reference.

**	Filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-86841), effective November 17, 1999, and incorporated herein by reference.

***	Filed as an exhibit to our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, and incorporated herein by reference.

****	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.