Form 10-Q
period 2002-03-31
RETEK INC
filed 2002-05-15
CIK 1094360

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

         As of May 1, 2002, the number of shares of the Registrant’s common stock outstanding was 52,216,897.

RETEK INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q contains forward-looking statements in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 3 — Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, among other things, the matters described in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RETEK INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 31,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$76,107	$70,166

Investments	18,137	13,408

Accounts receivable, net	41,824	41,409

Deferred income taxes	60,580	62,702

Other current assets	6,563	7,661

Total current assets	203,211	195,346

Investments	2,031	2,043

Deferred income taxes	14,652	11,525

Property and equipment, net	28,282	29,641

Intangible assets, net	48,330	38,686

Goodwill, net	13,519	17,549

Other assets	6,062	4,580

	$316,087	$299,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$13,835	$10,735

Accrued liabilities	15,396	14,167

Deferred revenue	74,599	70,709

Note payable, current portion	73	73

Total current liabilities	103,903	95,684

Note payable, net of current portion	144	163

Total liabilities	104,047	95,847

Stockholders’ equity:

Preferred stock, $0.01 par value —

5,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.01 par value —

150,000 shares authorized, 52,107 and

51,739 shares issued and outstanding at

March 31, 2002 and December 31, 2001, respectively	521	517

Paid-in capital	268,365	262,022

Deferred stock-based compensation	(3,919)	(4,756)

Accumulated other comprehensive loss	(1,324)	(1,026)

Accumulated deficit	(51,603)	(53,234)

Total stockholders’ equity	212,040	203,523

Total liabilities and stockholders’ equity	$316,087	$299,370

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenue:

License and maintenance	$41,732	$26,235

Services and other	11,815	10,790

Total revenue	53,547	37,025

Cost of revenue:

License and maintenance	9,587	7,394

Non-cash cost of license and maintenance revenue	862	1,009

Total cost of license and maintenance revenue	10,449	8,403

Services and other	8,672	7,899

Non-cash cost of services and other revenue	158	277

Total cost of services and other revenue	8,830	8,176

Total cost of revenue	19,279	16,579

Gross profit	34,268	20,446

Operating expenses:

Research and development	12,019	9,629

Non-cash research and development expense	360	535

Total research and development expense	12,379	10,164

Sales and marketing	13,321	11,752

Non-cash sales and marketing expense	154	266

Total sales and marketing expense	13,475	12,018

General and administrative	3,574	3,089

Non-cash general and administrative expense	89	148

Total general and administrative expense	3,663	3,237

Acquisition related amortization of intangibles	2,444	1,438

Total operating expenses	31,961	26,857

Operating income (loss)	2,307	(6,411)

Other income, net	389	184

Income (loss) before income tax provision	2,696	(6,227)

Income tax provision	1,065	594

Net income (loss)	$1,631	$(6,821)

Basic net income (loss) per common share	$0.03	$(0.14)

Weighted average shares used in computing basic

net income (loss) per common share	51,856	48,294

Diluted net income (loss) per common share	$0.03	$(0.14)

Weighted average shares used in computing diluted

net income (loss) per common share	54,815	48,294

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Cash flows from operating activities:

Net income (loss)	$1,631	$(6,821)

Adjustments to reconcile net income (loss) to

net cash provided by operating activities:

Provision for doubtful accounts	—	520

Depreciation and amortization expense	6,628	5,272

Amortization of stock-based compensation	810	1,332

Deferred income taxes	1,049	595

Changes in assets and liabilities:

Accounts receivable	(140)	(3,248)

Other assets	(349)	(1,895)

Accounts payable	3,097	(661)

Accrued liabilities	1,129	4,021

Deferred revenue	3,890	7,750

Net cash provided by operating activities	17,745	6,865

Cash flows from investing activities:

Asset acquisition	(8,890)	—

Net (purchases) sales of investments	(4,743)	2,028

Acquisitions of property and equipment	(1,955)	(1,422)

Net cash (used in) provided by investing activities	(15,588)	606

Cash flows from financing activities:

Net proceeds from the exercise of stock options	4,320	2,514

Repayment of debt	(19)	(82)

Net cash provided by financing activities	4,301	2,432

Effect of exchange rate changes on cash	(517)	130

Net increase in cash and cash equivalents	5,941	10,033

Cash and cash equivalents at beginning of period	70,166	31,058

Cash and cash equivalents at end of period	76,107	$41,091

See accompanying notes to consolidated financial statements.

RETEK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and its Significant Accounting Policies

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

         We believe the accompanying unaudited financial information for interim periods presented reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The interim financial information contained in this Quarterly Report on Form 10-Q is not necessarily indicative of the results to be expected for any other interim period or for an entire fiscal year.

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

Note 2 – Accounting Changes

         In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed as least annually for impairment. With respect to goodwill amortization, we adopted FAS 142 effective January 1, 2002. Actual results of operations for the three months ended March 31, 2002, and pro forma results of operations for the three months ended March 31, 2001, had we applied the non-amortization provisions of FAS 142 follow (in thousands):

	Three Months Ended March 31,

	2002	2001

Reported net income (loss)	$1,631	$(6,821)

Add back amortization, net of tax, for:

Goodwill		994

Adjusted net income (loss)	$1,631	$(5,827)

Basic earnings per share:

Reported net income (loss)	$0.03	$(0.14)

Add back amortization, net of tax, for:

Goodwill	$0.00	$0.02

	Three Months Ended March 31,

	2002	2001

Adjusted net income (loss)	$0.03	$(0.12)

Diluted earnings per share:

Reported net income (loss)	$0.03	$(0.14)

Add back amortization, net of tax, for:

Goodwill	$0.00	$0.02

Adjusted net income (loss)	$0.03	$(0.12)

         At March 31, 2002, we had net goodwill of $13.5 million. Pursuant to FAS 142, we will complete the test for goodwill impairment during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. We are currently evaluating the effect that the impairment review may have on our consolidated results of operation and financial position. As of March 31, 2002, we have not recorded any impairment to goodwill.

Note 3 – Per Share Data

         Basic earnings per share is calculated using the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method.

         For the three months ended March 31, 2002, the calculation of diluted earnings per share includes the impact of the potential exercise of 2,959 stock options and warrants outstanding at March 31, 2002. In addition, for the three months ended March 31, 2002, the calculation of diluted earnings per share excludes the impact of the potential exercise of 1,679 stock options outstanding at March 31, 2002, because their effect would be anti-dilutive.

         For the three months ended March 31, 2001, the calculation of diluted earnings per share excludes the impact of the potential exercise of 8,414 stock options and warrants outstanding at March 31, 2001, because their effect would be anti-dilutive.

Note 4 – Asset Acquisition

         On March 31, 2002, we acquired the intellectual property of Chelsea Market Systems, LLC (“Chelsea”) and certain other assets and liabilities for a net cash purchase price of $8.9 million, of which $8.9 million has been allocated to purchased software, an intangible asset. This purchased software is stated at the lower of cost or net realizable value and is being amortized over 36 months.

Note 5 – Reclassifications

         Certain prior period amounts have been reclassified to conform with current period presentation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled “Factors That May Impact Future Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

         We generate revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. We generally provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under agreements with technical advisory services is recognized over the period the technical advisory services are performed if all other criteria for recognition of revenue are met. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. Deferred revenue consists principally of the unrecognized portion of amounts received under license and maintenance service agreements. Deferred license revenue is recognized ratably over the technical advisory period (if applicable), or on a percentage of completion basis, or when all criteria for recognition of revenue are met based on the contract terms. Revenue from contracts without technical advisory service are recognized when all other criteria for recognition of revenue are met. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

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

         We market our software solutions worldwide through direct and indirect sales channels. Indirect sales channels represent sales contracted by other entities on our behalf. Revenue generated from our direct sales channel accounted for approximately 98% of total revenue for the three-month period ended March 31, 2002, compared to 96% for the corresponding prior year period.

         Revenue attributable to customers outside of North America accounted for approximately 24% of total revenue for the three-month period ended March 31, 2002, compared to 29% for the corresponding prior year period. Approximately 16% of our sales were denominated in currencies other than the U.S. dollar for the three month period ended March 31, 2002, compared to 24% for the corresponding prior year period.

Acquisitions and Strategic Relationships

         On March 31, 2002, we acquired the intellectual property of Chelsea Market Systems, LLC (“Chelsea”) and certain other assets and liabilities for a net cash purchase price of $8.9 million, of which $8.9 million has been allocated to purchased software, an intangible asset. This purchased software is stated at the lower of cost or net realizable value and is being amortized over 36 months.

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

         The agreement with Accenture also requires us to issue to Accenture warrants to purchase our common stock upon our achievement of certain revenue milestones in fiscal years 2002, 2003, 2004, and 2005. The maximum number of warrants to be issued in each fiscal year is limited to 2% of the number of shares of our common stock then outstanding. For any amounts earned by Accenture in excess of 2% of our common stock then outstanding, we may elect to pay in cash, rather than issue additional warrants. To date no warrants have been issued and no amounts have been paid to Accenture under this agreement.

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

         On September 5, 2000 we entered into a strategic relationship with International Business Machines Corporation (“IBM”). Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. The Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements through 2003. Under the Stock Purchase Agreement, we will be obligated to pay IBM $10 million and $15 million related to 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Purchase Agreement, are met. The Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met. To date, no amounts have been paid to IBM under this agreement.

Critical Accounting Policies and Estimates

         For discussion on critical accounting policies and estimates, see our 2001 Annual Report on Form 10-K.

Results of Operations

         The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

	AS A PERCENTAGE OF
	TOTAL REVENUE
	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Revenue:

License and maintenance	78%	71%

Services and other	22	29

Total revenue	100	100

Cost of revenue:

License and maintenance	20	23

Services and other	16	22

Total cost of revenue	36	45

Gross margin	64	55

Operating expenses:

Research and development	23	27

Sales and marketing	25	32

General and administrative	7	9

Acquisition related amortization of intangibles	5	4

Total operating expenses	60	72

Operating income (loss)	4	(17)

Other income, net	1	0

Income (loss) before income tax provision	5	(17)

Income tax provision	2	1

Net income (loss)	3	(18)

Cost of license and maintenance revenue, as a

percentage of license and maintenance revenue	25	32

Cost of services and other revenue, as a

percentage of services and other revenue	75	76

Three Months Ended March 31, 2002 and 2001

         Revenue

         Total revenue. Total revenue increased 45% to $53.5 million for the three-month period ended March 31, 2002, from $37.0 million for the corresponding prior year period.

         License and maintenance revenue. License and maintenance revenue increased 59% to $41.7 million for the three-month period ended March 31, 2002, from $26.2 million for the corresponding prior year period. The increase in license and maintenance revenue was primarily due to sales to new customers as well as additional sales to existing customers and the introduction of new products.

         Services and other revenue. Services and other revenue increased 9% to $11.8 million for the three-month period ended March 31, 2002, from $10.8 million for the corresponding prior year period. The increase in services and other revenue was primarily due to our expanding customer base. We have relationships with third party integrators and consultants that contract directly with our customers for services and other integration needs. These customer projects may involve various levels of involvement with these third party integrators; therefore, increases in our services and other revenues may not be proportionate with increases in our license and maintenance revenues.

         Non-Cash Charges. Non-cash charges included with cost of sales, research and development, sales and marketing and general and administrative are amortization of stock-based compensation and amortization of certain purchased intangible assets. Deferred stock-based compensation represents the difference between the exercise price and fair value of our common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock-based compensation was $0.8 million for the three-month period ended March 31, 2002, compared to $1.3 million for the corresponding prior year period. Amortization of certain purchased intangible assets stems from our purchase of certain core technologies from our acquisitions of Retek Logistics, Inc., WebTrak, Inc. and HighTouch Technologies. Amortization of intangible assets is included in non-cash cost of license and maintenance revenues and was $0.8 million for the three month period ended March 31, 2002, compared to $0.9 million for the corresponding prior year period.

         Cost of Revenue

         Cost of license and maintenance revenue. Cost of license and maintenance revenue consists of fees for third party software products that are integrated into our products; third party license consultant costs; salaries and related expenses of our customer support organization; other infrastructure costs; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 24% to $10.4 million for the three-month period ended March 31, 2002, from $8.4 million for the corresponding prior year period. The increase was primarily due to a $1.6 million increase in personnel and related costs primarily for customer funded license development projects.

         Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization; cost of third parties contracted to provide consulting services to our customers; and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 8% to $8.8 million for the three-month period ended March 31, 2002, from $8.2 million for the corresponding prior year period. The increase was primarily due to an increase in third party consulting fees for custom modification work. Third party consultants are used on an as needed basis depending on our allocation of available internal resources and our ability to leverage our relationships with third party integrators. As a percentage of services and other revenue, cost of services and other revenue decreased to 75% for the three-month period ended March 31, 2002 from 76% for the corresponding prior year period.

         Operating Expenses

         Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. Research and development expenses increased 22% to $12.4 million for the three-month period ended March 31, 2002, from $10.2 million for the corresponding prior year period. The increase was primarily due to a $1.3 million increase in the employee and related costs and a $0.5 million increase in third party consultant fees to support the development and introduction of Retek 10, our new integrated modular retail solution. In addition, occupancy charges were higher due to our move to our new corporate facilities. We believe that research and development expenditures are essential to maintaining our competitive position and we expect these costs to continue to constitute a significant percentage of our revenue.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; and an allocation of facilities and depreciation expenses. Sales and marketing expenses increased 12% to $13.5 million for the three-month period ended March 31, 2002, from $12.0 million for the corresponding prior year period. The increase was due to a $0.7 million increase in the employee and related costs and a $0.9 million increase in occupancy allocation primarily due to the move to our new corporate headquarters and the opening of new sales offices worldwide. We expect sales and marketing related expenses to increase in absolute dollars in the foreseeable future.

         General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; legal and other professional service fees; and an allocation of facilities costs and depreciation expenses. General and administrative expenses increased 13% to $3.7 million for the three-month period ended March 31, 2002, from $3.2 million for the corresponding prior year period. The increase was primarily due to an increase in employee related costs and an increase in occupancy costs due to our move to our new corporate headquarters. We expect general and administrative related expenses to increase in absolute dollars in the foreseeable future to support our continued infrastructure growth.

         Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles increased 70% to $2.4 million for the three-month period ended March 31, 2002, from $1.4 million for the corresponding prior year period. The increase was primarily due to the increase in amortization of intangible assets created from our transactions with Accenture and Henderson Ventures, Inc (“Henderson”). We issued 976 shares of our common stock valued at $30.2 million to Proquire LLC (“Proquire”), an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property that will enable us to enhance our suite of retail-specific software. The value of our common shares issued for the specified intellectual property of Accenture is included as a component of intangible assets and is being amortized using the straight-line method over the life of the agreement, which is five years. We issued a warrant to purchase 750 shares of our common stock valued at $12.1 million in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. These intangible assets are being amortized using the straight-line method over five years.

         Other income, net. Other income, net increased to $0.4 million for the three-month period ended March 31, 2002, from $0.2 million for the corresponding prior year period. The increase was primarily due to the interest earned on our higher cash, cash equivalents and investment balances.

         Income tax provision. The income tax provision was $1.1 million for the three-month period ended March 31, 2002, compared to $0.6 million for the corresponding prior year period. These amounts are based on management’s estimates of the effective tax rates to be incurred by us during those respective full fiscal years.

Liquidity and Capital Resources

         At March 31, 2002, our balance of cash, cash equivalents, and investments was $96.3 million.

         Net cash provided by operating activities was $17.7 million for the three-month period ended March 31, 2002, compared to $6.9 million for the corresponding prior year period. Sources of cash for the quarter ended March 31, 2002 include net income, operating cash flow adjustments for depreciation and amortization expense and deferred income taxes, as well as increases in accounts payable and deferred revenue. Uses of cash for the three-month period ended March 31, 2002, were due to a decline in long term other assets.

         Net cash used in investing activities was $15.6 million for the three month period ended March 31, 2002, compared to $0.6 million provided by investing activities for the corresponding prior year period. Uses of cash for the three-months ended March 31, 2002 included asset acquisition, acquisitions of property and equipment and net purchases of investments for sale.

         Net cash provided by financing activities was $4.3 million for the three-month period ended March 31, 2002, compared to $2.4 million for the corresponding prior year period. The significant items that affected our net cash provided by financing activities during the first three months of 2002 were net proceeds from the exercise of stock options.

         We believe that our current cash, cash equivalents, investments and net cash provided by operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. One of the major components of our positive operating cash flow is our collection on receivables from our customers. Operating cash flows would be negatively impacted if we were unable to sign new customer contracts or if a significant number of customers were unable to pay for our solutions and services. Consumer spending, consumer confidence and other economic measures in the U.S. economy impact our customer base in the retail industry and negative trends in these measures may impact the amount and type of capital expenditures made by them.

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

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS COULD BE HARMED.

         We believe that our future success will depend upon our ability to attract and retain highly skilled personnel, including Steve Ladwig, our chief executive officer and president; John L. Goedert, our chief operating officer; Gregory A. Effertz, our vice president, finance and administration and chief financial officer; and Jeremy Thomas, our chief technology officer. We currently do not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts. The loss of the services of any one or more of these key persons could harm our ability to grow our business.

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

Interest Rate Risk

         The fair value of our cash, cash equivalents and investments available for sale at March 31, 2002 was $96.3 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.2 million in notes payable are at a fixed interest rate.

	Expected Maturity Date

March 31, 2002	2002	2003	2004	2005	Total	Fair Value

			(US$ in thousands)
Liabilities:

Long Term Debt	$65	$90	$90	$15	$260	$217

Average Interest Rate	7.0%	7.0%	7.0%	7.0%	7.0%

Foreign Currency Exchange Rate Risk

         We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 16% of our sales were denominated in currencies other than the U.S. dollar for the three month period ended March 31, 2002, compared to 24% during the corresponding prior year period.

Equity Price Risk

         We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of March 31, 2002, our total investments of this type were $4.4 million. We mitigate risk of loss by monitoring our investments, however, many of these investments are in the common stock of privately held, non-public companies and thus we may be unable to sell or achieve liquidity in them prior to an adverse change in their values.

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

PART II — OTHER INFORMATION

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

         On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 20, 2002, the plaintiffs filed an amended complaint in which they elected to proceed with their claims against us and the individual officers and directors only under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We intend to defend against these claims vigorously.

         In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters will not have a material impact on our financial position, results of operations or cash flows.

ITEM 2: CHANGES IN SECURITIES AND USES OF PROCEEDS

(c)	Changes in Securities

Not applicable.

(d)	Use of Proceeds

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the first quarter of 2002.

ITEM 5: OTHER INFORMATION

         None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         None.

(b)  REPORTS ON FORM 8-K.

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retek Inc.

By: /s/ Gregory A. Effertz Gregory A. Effertz Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: May 15, 2002