Form 10-Q
period 2002-06-30
RETEK INC
filed 2002-08-14
CIK 1094360

SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     As of August 1, 2002, the number of shares of the Registrant’s common stock outstanding was 52,671,306.

RETEK INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RETEK INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$74,656	$70,166
Investments	21,982	13,408
Accounts receivable, net	43,435	41,409
Deferred income taxes	60,580	62,702
Other current assets	5,889	7,661

Total current assets	206,542	195,346
Investments	2,021	2,043
Deferred income taxes	14,457	11,525
Property and equipment, net	26,523	29,641
Intangible assets, net	44,343	42,716
Goodwill	13,519	13,519
Other assets	2,060	4,580

	$309,465	$299,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,202	$10,735
Accrued liabilities	13,577	14,167
Deferred revenue	57,971	70,709
Note payable, current portion	73	73

Total current liabilities	80,823	95,684
Deferred revenue, net of current portion	3,966	-—
Note payable, net of current portion	125	163

Total liabilities	84,914	95,847
Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value — 150,000 shares authorized, 52,671 and 51,739 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	527	517
Paid-in capital	277,402	262,022
Deferred stock-based compensation	(3,093)	(4,756)
Accumulated other comprehensive loss	(919)	(1,026)
Accumulated deficit	(49,366)	(53,234)

Total stockholders’ equity	224,551	203,523

Total liabilities and stockholders’ equity	$309,465	$299,370

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30

	2002	2001	2002	2001

Revenue:
License and maintenance	$45,711	$31,586	$87,443	$57,821
Services and other	15,045	12,055	26,860	22,845

Total revenue	60,756	43,641	114,303	80,666

Cost of revenue:
License and maintenance	10,300	8,191	19,887	15,585
Non-cash cost of license and maintenance revenue	1,601	924	2,463	1,933

Total cost of license and maintenance revenue	11,901	9,115	22,350	17,518
Services and other	10,632	8,884	19,304	16,783
Non-cash cost of services and other revenue	157	318	315	595

Total cost of services and other revenue	10,789	9,202	19,619	17,378

Total cost of revenue	22,690	18,317	41,969	34,896

Gross profit	38,066	25,324	72,334	45,770
Operating expenses:
Research and development	13,573	9,588	25,592	19,218
Non-cash research and development expense	365	602	725	1,137

Total research and development expense	13,938	10,190	26,317	20,355
Sales and marketing	14,175	12,675	27,496	24,427
Non-cash sales and marketing expense	142	325	296	591

Total sales and marketing expense	14,317	13,000	27,792	25,018
General and administrative	4,316	3,207	7,890	6,296
Non-cash general and administrative expense	85	156	174	304

Total general and administrative expense	4,401	3,363	8,064	6,600
Acquisition related amortization of intangibles	2,048	2,329	4,492	3,767

Total operating expenses	34,704	28,882	66,665	55,740

Operating income (loss)	3,362	(3,558)	5,669	(9,970)
Other income, net	828	362	1,217	547

Income (loss) before income tax provision (benefit)	4,190	(3,196)	6,886	(9,423)
Income tax provision (benefit)	1,953	(2,098)	3,018	(1,504)

Net income (loss)	2,237	(1,098)	3,868	(7,919)

Basic net income (loss) per common share	0.04	(0.02)	0.07	(0.16)

Weighted average shares used in computing basic net income and (loss) per common share	52,384	49,240	52,490	48,889

Diluted net income (loss) per common share	0.04	(0.02)	0.07	(0.16)

Weighted average shares used in computing diluted net income (loss) per common share	54,934	49,240	55,248	48,889

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$3,868	$(7,919)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	400	1,591
Depreciation and amortization expense	14,098	11,465
Amortization of stock-based compensation	1,611	2,845
Deferred income taxes	2,907	(1,504)
Changes in assets and liabilities:
Accounts receivable	(3,374)	(9,222)
Other assets	347	215
Accounts payable	(1,536)	(934)
Accrued liabilities	(690)	3,643
Deferred revenue	(4,792)	9,781

Net cash provided by operating activities	12,839	9,961

Cash flows from investing activities:
Asset acquisition	(8,890)	—
Net sales of investments	(8,552)	(968)
Acquisitions of property and equipment	(3,679)	(3,249)

Net cash used in investing activities	(21,121)	(4,217)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	11,725	17,145
Repayment of debt	(38)	(159)

Net cash provided by financing activities	11,687	16,986

Effect of exchange rate changes on cash	1,111	(141)

Net increase in cash and cash equivalents	4,490	22,589
Cash and cash equivalents at beginning of period	70,166	31,058

Cash and cash equivalents at end of period	$74,656	$53,647

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
Minority investment in common stock through issuance of warrants to purchase Retek common stock	$—	$12,505

Acquisition of intellectual property through issuance of Retek common stock	$—	$30,198

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

Note 2 – Accounting Changes

     In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed as least annually for impairment. With respect to goodwill amortization, we adopted FAS 142 effective January 1, 2002. Actual results of operations for the three months and six months ended June 30, 2002, and pro forma results of operations for the three months and six months ended June 30, 2001, had we applied the non-amortization provisions of FAS 142, follow (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income (loss) – as reported	$2,237	$(1,098)	$3,868	$(7,919)
Adjustments:
Add back amortization of goodwill, net of tax	—	1,820	—	2,549

Net income (loss) – adjusted	$2,237	$722	$3,868	$(5,370)

Basic earnings per share:
Basic net income (loss) per share – as reported	$0.04	$(0.02)	$0.07	$(0.16)
Add back amortization of goodwill, net of tax	$0.00	$0.03	$0.00	$0.05
Basic net income (loss) per share — adjusted	$0.04	$0.01	$0.07	$(0.11)
Diluted earnings per share:
Diluted net income (loss) per share – as reported	$0.04	$(0.02)	$0.07	$(0.16)
Add back amortization of goodwill, net of tax	$0.00	$0.03	$0.00	$0.05
Diluted net income (loss) per share — adjusted	$0.04	$0.01	$0.07	$(0.11)

     At June 30, 2002 we had goodwill of $13.5 million. Pursuant to FAS 142, we completed a test for goodwill impairment and determined that no impairment exists as of June 30, 2002. We will continue to test goodwill for impairment and if impairment is indicated we will record the impairment against the goodwill balance.

	June 30,	December 31,
	2002	2001

Purchased software costs	$22,175	$13,312
Goodwill	21,619	21,619
Intellectual property	30,198	30,198
Other	16,855	16,855

	90,847	81,984
Accumulated amortization	(32,985)	(25,749)

Total intangible and other assets, net	$57,862	$56,235

     Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$15,653
2003	12,364
2004	11,623
2005	9,202
2006	3,324

Note 3 – Per Share Data

     Basic earnings per share is calculated using the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method.

     For the three and six months ended June 30, 2002, the calculation of diluted earnings per share includes the impact of the potential exercise of 7,440 and 7,496 stock options and warrants outstanding, respectively. In addition, for the three and six months ended June 30, 2002, the calculation of diluted earnings per share excludes the impact of the potential exercise of 3,009 and 2,703 stock options outstanding, respectively, because their effect would be anti-dilutive. The three and six months ended June 30, 2001 calculation excludes 8,657 stock options and warrants outstanding, because their effect would be anti-dilutive.

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

Overview

     We generate revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. We generally provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under agreements with technical advisory services is recognized over the period the technical advisory services are performed if all other criteria for recognition of revenue are met. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. Deferred revenue consists principally of the unrecognized portion of amounts received under license and maintenance service agreements. Deferred license revenue is recognized ratably over the technical advisory period (if applicable), or on a percentage of completion basis, or when all criteria for recognition of revenue are met based on the contract terms. Revenue from contracts without technical advisory services are recognized when all other criteria for recognition of revenue are met. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

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

     We market our software solutions worldwide through direct and indirect sales channels. Indirect sales channels represent sales contracted by other entities on our behalf. Revenue generated from our direct sales channel accounted for approximately 98% of total revenue for the three and six month periods ended June 30, 2002, compared to 96% for the corresponding prior year periods.

     Revenue attributable to customers outside of North America accounted for approximately 43% and 34% of total revenue for the three and six month periods ended June 30, 2002, compared to 35% and 32% for the corresponding prior year periods, respectively. Approximately 36% and 27% of our sales were denominated in currencies other than the U.S. dollar for the three and six month periods ended June 30, 2002, compared to 31% and 28% for the corresponding prior year periods.

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

     On April 2, 2001, we signed a stock purchase agreement, a warrant agreement, and a software development and distribution agreement with Henderson Ventures, Inc. (“Henderson”), a retail enterprise solution developer. In connection with these agreements, we issued a warrant to purchase 750 shares of our common stock in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we will pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson.

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

Critical Accounting Policies and Estimates

     For discussion on critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year-ended December 31, 2001.

Results of Operations

     The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

	As a percentage of		As a percentage of
	total revenue		total revenue
	three months ended		six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
License and maintenance	75%	72%	77%	72%
Services and other	25	28	23	28

Total revenue	100	100	100	100
Cost of revenue:
License and maintenance	19	21	20	22
Services and other	18	21	17	21

Total cost of revenue	37	42	37	43

Gross margin	63	58	63	57
Operating expenses:
Research and development	23	23	23	25
Sales and marketing	24	30	24	31
General and administrative	7	8	7	8
Acquisition related amortization of intangibles	3	5	4	5

Total operating expenses	57	66	58	69

Operating income (loss)	6	(8)	5	(12)
Other income, net	1	1	1	0

Income (loss) before income tax provision (benefit)	7	(7)	6	(12)
Income tax provision (benefit)	3	(4)	3	(2)

Net income (loss)	4	(3)	3	(10)

Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	26%	29%	26%	30%
Cost of services and other revenue, as a percentage of services and other revenue	72%	76%	73%	76%

Three Months and Six Months ended June 30, 2002 and 2001

Revenue

     Total Revenue. Total revenue increased 39.2% and 41.7% to $60.8 and $114.3 million for the three and six month periods ended June 30, 2002, respectively, from $43.6 and $80.7 million for the corresponding prior year periods.

     License and maintenance revenue. License and maintenance revenue increased 44.7% and 51.2% to $45.7 and $87.4 million for the three and six month periods ended June 30, 2002, respectively, from $31.6 and $57.8 million for the corresponding prior year periods. The increase in license and maintenance revenue was primarily due to sales to new customers as well as additional sales to existing customers and the introduction of new products.

     Services and other revenue. Services and other revenue increased 24.8% and 17.6% to $15.0 and $26.7 million for the three and six month periods ended June 30, 2002, respectively, from $12.0 and $22.9 million for the corresponding prior year periods. The increase in services and other revenue was due to our expanding customer base. Consulting revenues increased $1.5 and $3.8 million for the three and six month periods ended June 30, 2002, respectively. During the second quarter of 2002, we continued to expand our consulting services business by increasing the number of personnel to 165 as of June 30, 2002 from 145 as of June 30, 2001.

     Non-Cash Charges. Non-cash charges included with cost of sales, research and development, sales and marketing and general and administrative are amortization of stock-based compensation and amortization of certain purchased intangible assets. Deferred stock-based compensation represents the difference between the exercise price and fair value of our common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock-based compensation was $0.8 million and $1.5 million for the three month periods ended June 30, 2002 and 2001, respectively, and $1.6 million and $2.8 million for the six month periods ended June 30, 2002 and 2001, respectively. Amortization of certain purchased intangible assets stems from our purchase of certain core technologies as a result of our acquisitions of WebTrak, Inc., HighTouch Technologies, Inc., and Chelsea. Amortization of certain purchased intangible assets is included in non-cash cost of license and maintenance revenues and was $1.6 million and $0.8 million for the three month periods ended June 30, 2002 and 2001, respectively, and $2.4 million and $1.7 million for the six month periods ended June 30, 2002 and 2001, respectively.

     Cost of Revenue

     Cost of license and maintenance revenue. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into our products; third party license consultant costs; salaries and related expenses of our customer support organization; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 30.6% and 27.6% to $11.9 million and $22.4 million for the three and six month periods ended June 30, 2002, respectively, from $9.1 million and $17.5 million for the corresponding prior year periods. As license and maintenance revenue increases, we expect to experience increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service our growing customer base. Personnel and related costs increased $1.7 and $3.3 million for the three and six month periods ended June 30, 2002, respectively, due to the increase in funded license development projects We expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases and as we continue to increase funded license development projects.

     Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization; costs of third parties contracted to provide consulting services to our customers; and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 17.2% and 12.9% to $10.8 million and $19.6 million for the three and six month periods ended June 30, 2002, respectively, from $9.2 million and $17.4 million for the corresponding prior year periods. The increase in cost of services and other revenue for the three month period ended June 30, 2002 was due to a $2.6 million increase in personnel and related costs which was offset by a $0.9 million decrease in consulting expenses. The increase for the six month period ended June 30, 2002 was due to a $2.3 million increase in personnel related costs. For both the three and six month periods ended June 30, 2002, we continued to expand our employee base and outsourced fewer third party consultants. As a percentage of services and other revenue, cost of services and other revenue was 71.7% and 76.3% for the three month periods ended June 30, 2002 and 2001, respectively, and 73.0% and 76.1% for the six month periods ended June 30, 2002 and 2001, respectively. The increase in margins for the three months ended June 30, 2002, was due to our continued expansion of our service organization and an increase in higher margin consulting services being completed by our personnel versus third party consultants.

     Operating Expenses

     Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. Research and development expenses increased 36.8% and 29.3% to $13.9 and $26.3 million for the three and six month periods ended June 30, 2002, respectively, from $10.2 and $20.4 million for the corresponding prior year periods. Research and development expenses increased in the three month period ended June 30, 2002, mostly due to an increase in third party consulting costs. During the second quarter, consultants were utilized to complete various components and enhance the capabilities of Retek 10, our new integrated modular retail solution. Research and development costs increased for the six months ended June 30, 2002 due to a $3.7 million increase in third party consulting expenses and a $1.6 million increase in personnel related costs. The increase in third party consulting costs and personnel related costs were due to expenses incurred to support the development and introduction of Retek 10 as well as later capability enhancements. In addition, occupancy charges were higher for the three months and six months ended

June 30, 2002, due to our move to our new corporate facilities. We believe that research and development expenditures are essential to maintaining our competitive position and we expect these costs to continue to constitute a significant percentage of our revenues.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; and an allocation of facilities and depreciation expenses. Sales and marketing expenses increased 10.1% and 11.1% to $14.3 and $27.8 million for the three and six month periods ended June 30, 2002, respectively, from $13.0 and $25.0 million for the corresponding prior year periods. The increases in sales and marketing expense for the three and six month periods ended June 30, 2002 were due to increases of $1.3 and $2.0 million, respectively, in personnel related costs. These increases are a result of the expansion of our sales and marketing organization. Additional increases of $0.8 million and $1.7 million were due to the allocation of facilities and depreciation for equipment used for marketing our solutions, the opening of new sales offices worldwide and an increase due to the move to our new corporate headquarters. These increases were offset by a decrease in marketing expenses for trade shows and advertising in both the three and six month periods ended June 30, 2002.

     General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; legal and other professional service fees; and an allocation of facilities costs and depreciation expenses. General and administrative expenses increased 30.9% and 22.2% to $4.4 and $8.1 million for the three and six month periods ended June 30, 2002, respectively, from $3.4 and $6.6 million for the corresponding prior year periods, respectively. The increase in general and administrative expense for the three and six month periods ended June 30, 2002, was mostly due to increases facilities and depreciation expense related to our move to our new corporate headquarters. We expect general and administrative expenses to increase in absolute dollars in the foreseeable future to support infrastructure growth.

     Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles decreased to $2.0 million for the three month period ended June 30, 2002, from $2.3 million for the corresponding prior year period. The decrease is attributable to our adoption of FAS 142, which requires goodwill and intangible assets with indefinite lives to no longer be amortized but are reviewed at least annually for impairment. Acquisition-related amortization of intangibles increased to $4.5 million for the six month period ending June 30, 2002, from $3.8 million for the corresponding prior year period. The increase was primarily due to the increase in amortization of intangible assets created from our transactions with Chelsea. In March 2002, we acquired the intellectual property of Chelsea and certain other assets and liabilities for a net cash purchase price of $8.9 million, of which $8.9 million has been allocated to purchased software, an intangible asset. This purchased software is stated at the lower of cost or net realizable value and is being amortized over 36 months. In addition in May 2001, we issued 976 shares of our common stock valued at $30.2 million to Proquire LLC (“Proquire”), an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property that will enable us to enhance our suite of retail-specific software. The value of our common shares issued for the specified intellectual property of Accenture is included as a component of intangible assets and is being amortized using the straight-line method over the life of the agreement, which is five years. In April 2001, we issued a warrant to purchase 750 shares of our common stock valued at $12.1 million in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson Ventures, Inc (“Henderson”) and a distribution agreement to resell the developed software. These intangible assets are being amortized using the straight-line method over five years.

     Other income, net. Other income, net was $0.8 and $1.2 million for the three and six month periods ended June 30, 2002, respectively, compared to $0.4 and $0.5 million for the corresponding prior year periods. The increase was primarily due to the interest earned on our higher average cash, cash equivalents and investment balances.

     Income tax provision (benefit). The income tax provision was $2.0 and $3.0 million for the three and six month periods ended June 30, 2002, respectively, compared to a $2.1 and $1.5 million benefit for the corresponding prior year periods. These amounts are based on management’s estimates of the effective tax rates to be incurred by us during those respective full fiscal years. For the tax provision calculation for the periods presented differences between the U.S. statutory rate and our effective tax rate included research and development credits and cheap stock deductions, which were offset by the non-deductibility of meals and entertainment and certain cheap stock expenses.

Liquidity and Capital Resources

     At June 30, 2002, our balance of cash, cash equivalents, and investments was $98.7 million.

     Net cash provided by operating activities was $12.8 million for the six-month period ended June 30, 2002, compared to $10.0 million for the corresponding prior year period. Sources of cash for the six-month period ended June 30, 2002 include net income, operating cash flow adjustments for depreciation and amortization expense, deferred income taxes and amortization of stock based compensation, as well as a decrease in a other current assets. Uses of cash for the six-month period ended June 30, 2002, were due to increases in accounts receivable and long term other assets and decreases in accounts payable, accrued liabilities and deferred revenue.

     Net cash used in investing activities was $21.1 million for the six month period ended June 30, 2002, compared to $4.2 million provided by investing activities for the corresponding prior year period. Uses of cash for the six-months ended June 30, 2002 included asset acquisitions, acquisitions of property and equipment and net purchases of investments for sale.

     Net cash provided by financing activities was $11.7 million for the six-month period ended June 30, 2002, compared to $17.0 million for the corresponding prior year period. The significant items that affected our net cash provided by financing activities during the six months ended June 30, 2002 were net proceeds from the exercise of stock options and proceeds from the sale of shares through our Employee Stock Purchase Program.

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

Factors That May Impact Future Results of Operations

     An investment in our common stock involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

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

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS COULD BE HARMED.

     We believe that our future success will depend upon our ability to attract and retain highly skilled personnel, including Steve Ladwig, our chief executive officer and president; John L. Goedert, our chief operating officer, and Gregory A. Effertz, our vice president, finance and administration and chief financial officer. We currently do not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts. The loss of the services of any one or more of these key persons could harm our ability to grow our business.

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

INCREASED OPERATING EXPENSES MAY IMPACT OUR PROFITABILITY.

     We may increase operating expenses as we:

•	increase research and development activities;

•	increase services activities;

•	expand our distribution channels;

•	increase sales and marketing activities, including expanding our direct sales force; and

•	build our internal information technology system.

     We may incur expenses before we generate any revenue from an increase in spending. If we do not significantly increase revenue from these efforts, our business and operating results could be seriously harmed.

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

Interest Rate Risk

     The fair value of our cash, cash equivalents and investments available for sale at June 30, 2002 was $98.7 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.2 million in notes payable are at a fixed interest rate.

			Expected Maturity Date

June 30, 2002	2002	2003	2004	2005	Total	Fair Value

			(US$ in thousands)
Liabilities:
Long Term Debt	$45	$90	$90	$15	$240	$198
Average Interest Rate	7.0%	7.0%	7.0%	7.0%	7.0%

Foreign Currency Exchange Rate Risk

     We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 36% and 27% of our sales were denominated in currencies other than the U.S. dollar for the three and six month periods ended June 30, 2002, compared to 31% and 28% for the corresponding prior year periods, respectively.

Equity Price Risk

     We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of June 30, 2002, our total investments of this type were $0.4 million. We mitigate risk of loss by monitoring our investments, however, many of these investments are in the common stock of privately held, non-public companies and thus we may be unable to sell or achieve liquidity in them prior to an adverse change in their values.

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

ITEM 1: LEGAL PROCEEDINGS

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

     On July 15, 2002, the Company and the individual defendants, along with the rest of the issuers and related officer and director defendants, filed a joint motion to dismiss based on common issues. We intend to defend against these claims vigorously.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders in Minneapolis, Minnesota on June 4, 2002. Of the 52,107,159 shares outstanding as of the record date for the meeting, 46,820,716 shares were present or represented by proxy at the meeting on June 4, 2002. At these meetings the following actions were voted upon:

a.	To elect the following directors to serve for a term ending upon the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	For	Withheld	Against
Steven D. Ladwig	45,942,826	877,890	—
Ward Carey III	45,506,088	1,314,628	—

     Following the meeting John Buchanan, N. Ross Buckenham, Glen A. Terbeek, and Stephen E. Watson continued as our directors.

b.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2002.

For	Against	Abstain
44,079,037	2,732,514	9,165

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

Date: August 14, 2002