Form 10-Q
period 2002-09-30
RETEK INC
filed 2002-11-15
CIK 1094360

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD

FROM        TO        .

COMMISSION FILE NUMBER 0-28121

RETEK INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	RETEK ON THE MALL	51-0392671

(State or Other Jurisdiction of Incorporation or Organization)	950 Nicollet Mall Minneapolis, MN 55403 (612) 587-5000	(I.R.S. Employer Identification No.)

(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of November 1, 2002, the number of shares of the Registrant’s common stock outstanding was 53,178,989.

RETEK INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1: Financial Statements

Consolidated Balance Sheet at September 30, 2002 and December 31, 2001

Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

Notes to the Consolidated Financial Statements

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

ITEM 4: Controls and Procedures

PART II — OTHER INFORMATION

ITEM 1: Legal Proceedings

ITEM 2: Changes in Securities and Uses of Proceeds

ITEM 3: Defaults Upon Senior Securities

ITEM 4: Submission of Matters to a Vote of Security Holders

ITEM 5: Other Information

ITEM 6: Exhibits and Reports on Form 8-K

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q contains forward-looking statements in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 3 — Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, among other things, the matters described in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RETEK INC.
CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$69,517	$70,166

Investments	16,497	13,408

Accounts receivable, net	42,082	41,409

Deferred income taxes	—	22,349

Other current assets	4,865	7,661

Total current assets	132,961	154,993

Investments	2,003	2,043

Deferred income taxes	—	51,878

Property and equipment, net	24,007	29,641

Intangible assets, net	31,371	42,716

Goodwill, net	13,817	13,519

Other assets	1,752	4,580

	$205,911	$299,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$11,681	$10,735

Accrued liabilities	14,320	14,167

Deferred revenue	44,926	70,709

Note payable, current portion	80	73

Total current liabilities	71,007	95,684

Deferred revenue, net of current portion	3,485	—

Note payable, net of current portion	99	163

Total liabilities	74,591	95,847

Stockholders’ equity:

Preferred stock, $0.01 par value - 5,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.01 par value - 150,000 shares authorized, 52,671 and 51,739 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	527	518
Paid-in capital	277,337	262,021

Deferred stock-based compensation	(2,265)	(4,756)

Accumulated other comprehensive income (loss)	81	(1,026)

Accumulated deficit	(144,360)	(53,234)

Total stockholders’ equity	131,320	203,523

Total liabilities and stockholders’ equity	$205,911	$299,370

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30

	2002	2001	2002	2001

Revenue:

License and maintenance	$24,775	$35,121	$112,218	$92,942

Services and other	15,678	12,400	42,538	35,245

Total revenue	40,453	47,521	154,756	128,187

Cost of revenue:

License and maintenance	8,972	10,459	28,859	26,044

Non-cash cost of license and maintenance revenue	1,118	900	3,581	2,833

Total cost of license and maintenance revenue	10,090	11,359	32,440	28,877

Services and other	11,511	9,137	30,815	25,920

Non-cash cost of services and other revenue	170	304	485	899

Total cost of services and other revenue	11,681	9,441	31,300	26,819

Total cost of revenue	21,771	20,800	63,740	55,696

Gross profit	18,682	26,721	91,016	72,491

Operating expenses:

Research and development	10,324	10,227	35,916	29,445

Non-cash research and development expense	348	673	1,073	1,810

Total research and development expense	10,672	10,900	36,989	31,255

Sales and marketing	12,928	14,060	40,424	38,487

Non-cash sales and marketing expense	138	285	434	876

Total sales and marketing expense	13,066	14,345	40,858	39,363

General and administrative	12,497	9,987	20,387	16,283

Non-cash general and administrative expense	63	166	237	470

Total general and administrative expense	12,560	10,153	20,624	16,753

Acquisition related amortization of intangibles	2,937	3,534	7,429	7,301

Total operating expenses	39,235	38,932	105,900	94,672

Operating loss	(20,553)	(12,211)	(14,884)	(22,181)

Other income, net	558	568	1,775	1,116

Loss before income tax provision (benefit)	(19,995)	(11,643)	(13,109)	(21,065)

Income tax provision (benefit)	74,999	(4,788)	78,017	(6,292)

Net loss	(94,994)	(6,855)	(91,126)	(14,773)

Basic and diluted net loss per common share	(1.80)	(0.14)	(1.72)	(0.30)

Weighted average shares used in computing basic and diluted net loss per common share	52,671	50,712	52,902	49,504

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30

	2002	2001

Cash flows from operating activities:

Net loss	$(91,126)	$(14,773)

Adjustments to reconcile net loss to net cash provided by operating activities:

Provision for doubtful accounts	1,400	2,311

Depreciation and amortization expense	21,613	28,306

Amortization of stock-based compensation	2,389	4,361

Deferred income taxes	77,929	(6,332)

Asset impairment	8,686	1,289

Changes in assets and liabilities:

Accounts receivable	(2,727)	(14,076)

Other assets	1,679	650

Accounts payable	943	1,583

Accrued liabilities	53	1,846

Deferred revenue	(18,318)	12,702

Net cash provided by operating activities	2,521	17,867

Cash flows from investing activities:

Asset acquisition	(8,890)	—

Net (purchases) sales of investments	(3,103)	8,675

Acquisitions of property and equipment	(4,690)	(11,762)

Net cash used in investing activities	(16,683)	(3,087)

Cash flows from financing activities:

Net proceeds from the issuance of common stock	11,725	17,700

Repayment of debt	(57)	(199)

Net cash provided by financing activities	11,668	17,501

Effect of exchange rate changes on cash	1,845	(109)

Net (decrease) increase in cash and cash equivalents	(649)	32,172

Cash and cash equivalents at beginning of period	70,166	31,058

Cash and cash equivalents at end of period	$69,517	$63,230

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:

Minority investment in common stock through issuance of warrants to purchase Retek common stock	$—	$12,505

Acquisition of intellectual property through issuance of Retek common stock	$—	$30,198

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

         We believe the accompanying unaudited financial information for the interim periods presented reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The interim financial information contained in this Quarterly Report on Form 10-Q is not necessarily indicative of the results to be expected for any other interim period or for an entire fiscal year.

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

Note 2 — Comprehensive Loss

         Comprehensive loss includes unrealized gains (losses) on the Company’s available-for-sale securities and foreign currency translation adjustments. The components of comprehensive loss, net of related tax for 2001, for the nine-month periods ended September 30, 2002 and 2001 are as follows:

	Nine Months Ended

	September 30,

	2002	2001

Net loss	$(91,126)	$(14,773)

Unrealized gain (loss) on available for sale investments, net of tax	(54)	11

Translation adjustment	1,161	(108)

Comprehensive loss	$(90,019)	$(14,870)

Note 3 — Accounting Changes

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. We adopted FAS 142 effective January 1, 2002. As of the date of adoption, we increased the carrying value of goodwill by $298 related to the reclassification of the net book value of the assembled work force intangible asset on that date. Pursuant to FAS 142, we completed a test for goodwill impairment at the end of the second quarter of 2002 and determined that no impairment exists as of June 30, 2002. We will continue to test goodwill for impairment and if impairment is indicated we will record the impairment against the goodwill balance.

         Actual results of operations for the three months and nine months ended September 30, 2002, and pro forma results of operations for the three months and nine months ended September 30, 2001, had we applied the non-amortization provisions of FAS 142, follow (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss — as reported	$(94,994)	$(6,855)	$(91,126)	$(14,773)

Adjustments:

Add back amortization of goodwill, net of tax	—	1,425	—	4,654

Net loss — adjusted	$(94,994)	$(5,430)	$(91,126)	$(10,119)

Basic and diluted earnings per share:

Basic and diluted net loss per share — as reported	$(1.80)	$(0.14)	$(1.72)	$(0.30)

Add back amortization of goodwill, net of tax	$0.00	$0.03	$0.00	$0.09

Basic and diluted net loss per share — adjusted	$(1.80)	$(0.11)	$(1.72)	$(0.21)

         Intangible assets as of September 30, 2002 and December 31, 2001 consisted of the following:

	September 30,	December 31,
	2002	2001

Purchased software costs	$22,175	$13,312

Intellectual property	30,198	30,198

Other	4,437	16,557

Total intangible and other assets	56,810	60,067

Accumulated amortization	(25,439)	(17,351)

Total intangible and other assets, net	$31,371	$42,716

         Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$14,807

2003	10,022

2004	9,212

2005	6,778

2006	2,516

Note 4 — Per Share Data

         Basic earnings per share is calculated using the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method.

         For the three and nine months ended September 30, 2002, the calculation of diluted loss per share excludes the impact of the potential exercise of 10,251 stock options and a warrant to purchase 750 shares of our common stock because the effect would be antidilutive.

Note 5 — Asset Acquisition

         On March 31, 2002, we acquired the intellectual property of Chelsea Market Systems, LLC (“Chelsea”) and certain other assets and liabilities for a net cash purchase price of $8.9 million, of which $8.9 million has been allocated to purchased software, an intangible asset. This purchased software is stated at the lower of cost or net realizable value and is being amortized using the straight-line method over 36 months.

Note 6 — Reclassifications

         Certain prior period amounts have been reclassified to conform with current period presentation.

Note 7 — Deferred Tax Assets

         FAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered. As of September 30, 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of the revenue decreases in the third quarter of 2002, our operating losses for the three and nine months ended September 30, 2002, our expectation of a significant loss for the full year 2002 and the added uncertainty of the market in which we operate. This full valuation allowance resulted in an increase to the income tax provision of $74.9 million. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income.

Note 8 — Recent Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Note 9 — Asset Write-offs

         In April 2001, we signed a stock purchase agreement, a warrant agreement and a software development and distribution agreement with Henderson Ventures, Inc. (“Henderson”). In connection with these agreements, we issued a warrant to purchase 750 shares of our common stock in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we are required to pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson. The fair value of the warrant of $12.1 million at that time was calculated using the Black-Scholes valuation model and $0.4 million was considered to be the value of the Henderson common stock.

         We evaluate the recoverability of our intangible assets for potential impairment when events or changes in circumstances warrant. Because our relationship with Henderson has not generated software sales for us to-date, the increasing uncertainty about retailers’ future capital investments and other factors, we determined that an evaluation of the recoverability of the intangible asset related to Henderson was appropriate. As a result of information obtained subsequent to the quarter ended September 30, 2002, we determined that no significant future cash flows are probable from our relationship with Henderson and the net book value of the intangible asset related to the software development and distribution agreement of $8.7 million was impaired and was written off as of September 30,2002. In addition, we concluded that our cost method investment in Henderson of $0.4 million was impaired and was also written off as of September 30,2002. The aggregate write-off of $9.1 million is a non-cash expense and is reflected as a component of general and administrative expense for the three and nine months ended September 30, 2002.

Note 10 — Subsequent Events

         On October 16, 2002, we announced a restructuring plan intended to bring expenses in line with expected revenues. As part of the restructuring plan, we plan to reduce headcount by approximately 15% or about 130 people, and reduce our discretionary spending. The workforce reductions will be implemented throughout the fourth quarter. As a result, we have identified approximately $5 million to $6 million in restructuring charges to cover severance and other costs associated with the restructuring plan. As of the date of this filing, we were still assessing our restructuring plan and may incur additional restructuring charges during the fourth quarter of 2002.

         Between October 30, 2002 and November 8, 2002, several similar shareholder class action suits were filed in federal district court in Minnesota. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against us and certain of our officers and directors. Discussion of these and other legal matters are included in this Quarterly Report on Form 10-Q in Part II — Item 1: Legal Proceedings, and should be considered an integral part of the consolidated financial statements and related notes.

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

Overview

         We generate revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. We generally provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under agreements with technical advisory services is recognized over the period the technical advisory services are performed if all other criteria for recognition of revenue are met. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. Deferred revenue consists principally of the unrecognized portion of amounts received under license and maintenance service agreements. Deferred license revenue is recognized ratably over the technical advisory period (if applicable), or on a percentage of completion basis, or when all criteria for recognition of revenue are met based on the contract terms. Revenue from contracts without technical advisory services is recognized when all other criteria for recognition of revenue are met. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

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

         We market our software solutions worldwide through direct and indirect sales channels. Indirect sales channels represent sales contracted by other entities on our behalf. Revenue generated from our direct sales channel accounted for approximately 97% and 98% of total revenue for the three and nine-month periods ended September 30, 2002, compared to 99% and 97% for the corresponding prior year periods.

         Revenue attributable to customers outside of North America accounted for approximately 33% and 34% of total revenue for the three and nine-month periods ended September 30, 2002, compared to 43% and 36% for the corresponding prior year periods, respectively. Approximately 22% and 24% of our sales were denominated in currencies other than the U.S. dollar for the three and nine-month periods ended September 30, 2002, compared to 39% and 32% for the corresponding prior year periods.

Acquisitions and Strategic Relationships

         On March 31, 2002, we acquired the intellectual property of Chelsea Market Systems, LLC (“Chelsea”) and certain other assets and liabilities for a net cash purchase price of $8.9 million, of which $8.9 million has been allocated to purchased software, an intangible asset. This purchased software is stated at the lower of cost or net realizable value and is being amortized using the straight-line method over 36 months.

         On May 16, 2001, we established a strategic relationship with Accenture LLP (“Accenture”) pursuant to which Accenture became a development partner for our predictive applications. In connection with entering into this relationship, we issued 976 shares of our common stock valued at $30.2 million to Proquire LLC (“Proquire”), an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property that will enable us to enhance our suite of retail-specific software. The common stock issued to Proquire was valued at the average closing price of our common stock for the two days before, the day of, and the two days following the announcement of the Accenture arrangement, or $33.69 per share.

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

         The warrant issued to Henderson is fully vested with a term of five years and is exercisable at $18.625 per share. The fair value of the warrant of $12.1 million was calculated using the Black-Scholes valuation model using the following assumptions: dividend yield of 0%, risk-free interest rate of 5.83%, contractual life of five years and a volatility of 137.27%. We evaluate the recoverability of our intangible assets for potential impairment when events or changes in circumstances warrant. Because our relationship with Henderson has not generated software sales for us to-date, the increasing uncertainty about retailers’ future capital investments and other factors, we determined that an evaluation of the recoverability of the intangible asset related to Henderson was appropriate. As a result of information obtained subsequent to the quarter ended September 30, 2002, we determined that no significant future cash flows are probable from our relationship with Henderson and the net book value of the intangible asset related to the software development and distribution agreement of $8.7 million was impaired and was written off as of September 30,2002. In addition, we concluded that our cost method investment in Henderson of $0.4 million was impaired and was also written off as of September 30,2002. The aggregate write-off of $9.1 million is a non-cash expense and is reflected as a component of general and administrative expense for the three and nine months ended September 30, 2002.

         On September 5, 2000, we entered into a strategic relationship with International Business Machines Corporation (“IBM”). Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. The Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements through 2003. The Stock Purchase Agreement obligates us to pay IBM $10 million and $15 million related to 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Purchase Agreement, are met. The Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met. To date, no amounts have been paid to IBM under this agreement.

Critical Accounting Policies and Estimates

         For discussion on critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Results of Operations

         The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

	As a percentage of		As a percentage of
	total revenue		total revenue
	three months ended		nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:

License and maintenance	61%	74%	73%	73%

Services and other	39	26	27	27

Total revenue	100	100	100	100

Cost of revenue:

License and maintenance	25	24	21	23

Services and other	29	20	20	21

Total cost of revenue	54	44	41	44

Gross margin	46	56	59	56

Operating expenses:

Research and development	27	23	24	24

Sales and marketing	32	30	27	31

General and administrative	31	21	13	13

Acquisition related amortization of intangibles	7	7	5	6

Total operating expenses	97	81	69	74

Operating loss	(51)	(25)	(10)	(18)

Other income, net	1	1	1	1

Loss before income tax provision (benefit)	(50)	(24)	(9)	(17)

Income tax provision (benefit)	185	(10)	50	(5)

Net loss	(235)	(14)	(59)	(12)

Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	41%	32%	29%	31%

Cost of services and other revenue, as a percentage of services and other revenue	75%	76%	74%	76%

Three Months and Nine Months ended September 30, 2002 and 2001

Revenue

         Total Revenue. Total revenue decreased 15% to $40.5 million for the three months ended September 30, 2002, from $47.5 million for the corresponding prior year period.

         Total revenue increased 21% to $154.8 million for the nine months ended September 30, 2002, from $128.2 million for the corresponding prior year period.

         License and maintenance revenue. License and maintenance decreased 29% to $24.8 million for the three months ended September 30, 2002, from $35.1 million for the corresponding prior year period. This decrease in license and maintenance revenue is primarily due to a decrease in the number of deals signed as a result of the lengthening of sales cycles and the delaying of investing decisions by retailers. License and maintenance revenue increased 21% to $112.2 million for the nine months ended September 30, 2002, from $92.9 million for the corresponding prior year period. The increase in license and maintenance revenue was primarily due to sales to new customers, and additional sales to existing customers through the first six months of 2002 as well as the introduction of new products.

         Services and other revenue. Services and other revenue increased 26% and 21% to $15.7 million and $42.5 million for the three and nine-month periods ended September 30, 2002, respectively, from $12.4 million and $35.2 million for the corresponding prior year periods. The increase in services and other revenue was due to our expanding customer base. Consulting revenues increased $4.0 and $8.1 million for the three and nine month periods ended September 30, 2002, respectively. During the third quarter of 2002, we continued to expand our consulting services business by increasing the number of personnel to 172 as of September 30, 2002 from 153 as of September 30, 2001.

         Non-Cash Charges. Non-cash charges included with cost of sales, research and development, sales and marketing and general and administrative are amortization of stock-based compensation and amortization of certain purchased intangible assets. Deferred stock-based compensation represents the difference between the exercise price and fair value of our common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock-based compensation was $0.8 million and $1.5 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $2.4 million and $4.4 million for the nine month periods ended September 30, 2002 and 2001, respectively. Amortization of certain purchased intangible assets stems from our purchase of certain core technologies as a result of our acquisitions of WebTrak, Inc. and HighTouch Technologies, Inc., and the acquisition of substantially all of the assets of Chelsea. Amortization of certain purchased intangible assets is included in non-cash cost of license and maintenance revenues and was $1.1 million and $0.8 million for the three month periods ended September 30, 2002 and 2001, respectively, and $3.4 million and $2.5 million for the nine month periods ended September 30, 2002 and 2001, respectively.

         Cost of Revenue

         Cost of license and maintenance revenue. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into our products; third party license consultant costs; salaries and related expenses of our customer support organization; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue decreased 11% to $10.1 million for the three months ended September 30, 2002, from $11.4 million for the corresponding prior year period. The decrease in cost of license and maintenance revenue was primarily due to a $1.6 million decrease in third-party consultant costs. In addition, there was a $1.7 million decrease due to the asset impairment charges related to the move to our new corporate facilities in the prior year. These decreases were offset by an increase in personnel and related costs, primarily due to the increased custom software development projects. Cost of license and maintenance revenue increased 12% to $32.4 million for the nine months ended September 30, 2002, from $28.9 million for the corresponding prior year period. Personnel and related costs increased $4.7 million for the nine-month period ended September 30, 2002, due to the increase in custom software development projects. This increase was offset by a $1.7 million decrease in third party consulting as we utilized more internal resources and a $1.7 million decrease due to the asset impairment charges related to our move to our new corporate facilities in prior year. We expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases and as we continue to increase custom software development projects.

         Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization; costs of third parties contracted to provide consulting services to our customers; and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 24% and 17% to $11.7 million and $31.3 million for the three and nine-month periods ended September 30, 2002, respectively, from $9.4 million and $26.8 million for the corresponding prior year periods. The increase in cost of services and other revenue for the three-month period ended September 30, 2002 was due to a $3.3 million increase in personnel and related costs, which was partially offset by a $1.1 million decrease in consulting expenses. The increase for the nine-month period ended September 30, 2002 was due to a $5.6 million increase in personnel related costs, which was partially offset by a $0.7 million decrease in consulting expenses. For both the three and nine month periods ended September 30, 2002, we continued to expand our employee base and utilized fewer third party consultants. As a percentage of services and other revenue, cost of services and other revenue was 75% and 76% for the three-month periods ended September 30, 2002 and 2001, respectively, and 74% and 76% for the nine month periods ended September 30, 2002 and 2001, respectively. The increase in margins for the three and nine months ended September 30, 2002, was due to the continued expansion of our service organization and an increase in higher margin consulting services being completed by our personnel versus third party consultants.

         Operating Expenses

         Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. Research and development expenses decreased $0.2 million to $10.7 million for the three months ended September 30, 2002, from $10.9 million for the corresponding prior year period. For the nine months ended September 30, 2002, research and development expenses increased 18% to $37.0 million from $31.3 million for the corresponding prior year period. Research and development costs increased for the nine months ended September 30, 2002 due to a $3.2 million increase in third party consulting expenses and a $1.8 million increase in personnel related costs. The increase in third party consulting costs and personnel related costs were due to expenses incurred to support the development and introduction of Retek 10, along with later capability enhancements. In addition, occupancy charges were higher for the nine months ended September 30, 2002, due to the move to our new corporate facilities. We believe that research and development expenditures are essential to maintaining our competitive position and we expect these costs to continue to constitute a significant percentage of our revenues.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; and an allocation of facilities and depreciation expenses. Sales and marketing expenses decreased 9% to $13.1 million for the three months ended September 30, 2002, from $14.3 million for the corresponding prior year period. The decrease in sales and marketing expense for the three months ended September 30, 2002, was primarily due to a decrease in personnel related costs as fewer bonuses and commissions were paid. This decrease was partially offset by an increase in expenses related to the expansion of our sales presence in several international locations including Korea, Hong Kong and Japan. For the nine months ended September 30, 2002, sales and marketing increased 4% to $40.9 million from $39.4 million for the corresponding prior year period. The increase in sales and marketing expense for the nine months ended September 30, 2002, was primarily due to increased facilities and occupancy costs associated with the move to our new corporate facilities and the expansion of our international sales presence in Korea, Hong Kong and Japan. These increases were partially offset by a decrease in personnel related costs.

         General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; legal and other professional service fees; and an allocation of facilities costs and depreciation expenses. General and administrative expenses increased 24% and 23% to $12.6 million and $20.6 million for the three and nine-month periods ended September 30, 2002, respectively, from $10.2 million and $16.8 million for the corresponding prior year periods. This increase is primarily due to the $9.1 million asset impairment charge for assets related to Henderson. As of September 30, 2002 we wrote off $8.7 million in intangible assets for our software development and distribution rights with Henderson as well as our $0.4 million cost method investment in Henderson. This increase was partially offset by the $6.5 million impairment and lease termination charge that was recorded during the third quarter of 2001.

         Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles decreased to $2.9 million for the three month period ended September 30, 2002, from $3.5 million for the corresponding prior year period. The decrease is attributable to our adoption of FAS 142, which requires goodwill and intangible assets with indefinite lives are no longer amortized but reviewed at least annually for impairment. Acquisition-related amortization of intangibles increased to $7.4 million for the nine-month period ending September 30, 2002, from $7.3 million for the corresponding prior year period. The increase was primarily due to the increase in intangible assets created from our purchase of substantially all the assets of Chelsea, which was partially offset by our adoption of FAS 142.

         Other income, net. Other income, net was $0.6 and $1.8 million for the three and nine-month periods ended September 30, 2002, respectively, compared to $0.6 and $1.1 million for the corresponding prior year periods. The increase for the nine-month period was primarily due to the interest earned on our higher average cash, cash equivalents and investment balances.

         Income tax provision (benefit). The income tax provision was $75.0 and $78.0 million for the three and nine month periods ended September 30, 2002, respectively, compared to a $4.8 and $6.3 million benefit for the corresponding prior year periods. As of September 30, 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of the revenue decreases in the third quarter of 2002, our operating losses for the three and nine months ended September 30, 2002, our expectation of a significant loss for the full year 2002 and the added uncertainty of the market in which we operate. This full valuation allowance resulted in an increase to the income tax provision of $74.9 million. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations.

         Prior to the quarter ended September 30, 2002, tax amounts are based upon management’s estimates of the effective tax rates to be incurred by us during those respective full fiscal years.

Liquidity and Capital Resources

         At September 30, 2002, our balance of cash, cash equivalents, and investments was $88.0 million.

         Net cash provided by operating activities was $2.5 million for the nine-month period ended September 30, 2002, compared to $17.9 million for the corresponding prior year period. Cash provided by operating activities for the nine-month period ended September 30, 2002 was due to operating cash flow adjustments for depreciation and amortization expense, deferred income taxes, asset impairment and amortization of stock based compensation. Cash used in operating activities resulted primarily from the net loss for the nine-month period ended September 30, 2002 along with a decrease in deferred revenue.

         Net cash used in investing activities was $16.7 million for the nine month period ended September 30, 2002, compared to $3.1 million used in investing activities for the corresponding prior year period. Cash used in investing activities for the nine-months ended September 30, 2002 was for asset acquisitions, acquisitions of property and equipment and net purchases of investments for sale. The increase in purchases of investments was due to our investing cash in higher yielding investments. We purchased investments designed to protect our capital investment. We purchase primarily short-term investments that have low risk of capital loss, such as US government securities, major corporation commercial paper, money market securities and tax exempt municipal securities.

         Net cash provided by financing activities was $11.7 million for the nine-month period ended September 30, 2002, compared to $17.5 million for the corresponding prior year period. The significant items that affected our net cash provided by financing activities for the nine months ended September 30, 2002 were net proceeds from the exercise of stock options and proceeds from the sale of shares through our Employee Stock Purchase Program.

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

Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

COMPETITIVE PRESSURES COULD REDUCE OUR MARKET SHARE OR REQUIRE US TO REDUCE OUR PRICES, WHICH WOULD REDUCE OUR REVENUE AND/OR OPERATING MARGINS.

         The market for our software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce prices, which would reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing, development or other resources, and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

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

IN THE FOURTH QUARTER 2002, WE WILL RECORD RESTRUCTURING CHARGES AND ENACT CERTAIN COST REDUCTION MEASURES IN RESPONSE TO THE DOWNTURN IN OUR FINANCIAL RESULTS. IF OUR RESTRUCTURING PLANS AND OUR COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, WE MAY SUFFER MATERIAL HARM TO OUR BUSINESS.

         In response to the downturn in our financial performance, we are implementing restructuring plans and cost reduction measures to reduce our cost structure, which will include workforce and facilities reductions. These activities are inherently distracting to an organization and pose significant risks. Our cost reduction measures may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce, reduced employee morale and decreased productivity, and may result in incidental employment related litigation. The workforce reductions will impact employees directly responsible for sales and research and development, which may affect our ability to close revenue transactions with our customers and prospects as well as finish or delay development efforts on a timely basis. Further, sales force reductions will require an increase in sales resource productivity in order for us to achieve revenue projections. The failure to retain and effectively manage our remaining employees could increase our costs, hurt our development efforts and impact the quality of our customer service and products. Failure to achieve the desired results of our strategic initiatives or sufficiently reduce our workforce would harm our business, results of operations and financial condition.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS COULD BE HARMED.

         We believe that our future success will depend upon our ability to attract and retain highly skilled personnel, including Steven D. Ladwig, our chief executive officer and president; John L. Goedert, our chief operating officer, and Gregory A. Effertz, our vice president, finance and administration and chief financial officer. We currently do not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts. The loss of the services of any one or more of these key persons could harm our ability to grow our business.

         We also must attract, integrate and retain skilled sales, research and development, marketing and management personnel. Competition for these types of employees is intense, particularly in our industry. Failure to hire and retain qualified personnel would harm our ability to grow the business.

         The recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our remaining personnel may seek alternate employment, such as with larger, more established companies or companies that they perceive as having less volatile stock prices. Continuity of personnel can be a very important factor in sales and implementation of our software and completion of our product development efforts. Attrition beyond our planned reduction in workforce could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

         We may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support our needs. If third-party services are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet customers’ implementation needs and would increase our operating expenses and could reduce gross margins. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors’ products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

IF WE FAIL TO OBTAIN ACCESS TO THE INTELLECTUAL PROPERTY OF THIRD PARTIES, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

         We must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties, including HNC Software, MicroStrategy, SeeBeyond IBM and Oracle. Our business would be seriously harmed if the providers from whom we license such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or prices or at all. Our inability to maintain or obtain this software could result in shipment delays or reduced sales of our products. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm business and operating results.

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

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive, and while we are unable to determine the extent to which piracy of our software products exists, software piracy may be a problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We intend to vigorously protect intellectual property rights through litigation and other means. However, such litigation can be costly to prosecute and we cannot be certain that we will be able to enforce our rights or prevent other parties from developing similar technology, duplicating our products or designing around our intellectual property.

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

         We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	greater risk of uncollectable accounts;

•	changes in a specific country’s or region’s political, legal or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	international variations in technology standards;

•	differing levels of protection of intellectual property; and

•	unexpected changes in regulatory requirements.

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

WE HAVE BEEN NAMED A DEFENDANT IN SECURITIES CLASS-ACTION LITIGATION AND WE MAY IN THE FUTURE BE NAMED IN ADDITIONAL LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT’S ATTENTION AND RESOURCES.

         As described in Part II — Item 1: Legal Proceedings below, a number of shareholder class action suits have been filed naming the Company and certain of our officers and directors as co-defendants. We intend to defend against these claims vigorously. We have just commenced our review of some of these complaints and can not yet determine the total expense or possible loss, if any, that may result from this litigation. Such litigation could result in substantial costs and could divert management’s attention and resources.

         More generally, securities class-action litigation has often been brought against a company following declines in the market price of its securities. This risk is greater for technology companies, which have experienced greater-than-average stock price declines in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient for any such claim and the continued availability of such insurance cannot be assured. We may in the future be the target of this kind of litigation and such litigation could also result in substantial costs and divert management’s attention and resources.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

         The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

Interest Rate Risk

         The fair value of our cash, cash equivalents and investments available for sale at September 30, 2002 was $88.0 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.2 million in notes payable are at a fixed interest rate.

	Expected Maturity Date

	2002	2003	2004	Total	Fair Value

		(US$ in thousands)
Liabilities:

Long Term Debt	$23	$90	$81	$194	$179

Average Interest Rate	7.0%	7.0%	7.0%	7.0%

Foreign Currency Exchange Rate Risk

         We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 22% and 24% of our sales were denominated in currencies other than the U.S. dollar for the three and nine-month periods ended September 30, 2002, compared to 39% and 32% for the corresponding prior year periods, respectively.

Equity Price Risk

         We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of September 30, 2002 we had substantially written off all of the value associated with our equity investments.

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

Item 4: Controls and Procedures

         (a)  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in our periodic SEC filings.

         (b)  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced in paragraph (a) above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         Between June 11 and June 26, 2001, three class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 were filed in the Southern District of New York against us, certain of our officers and directors and certain underwriters of our initial public offering (“IPO”). On August 9, 2001, these actions were consolidated for pre-trial purposes before a single judge along with similar actions involving the initial public offerings of numerous other issuers.

         On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 20, 2002, the plaintiffs filed an amended complaint in which they elected to proceed with their claims against us and the individual officers and directors only under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint alleges that the prospectus filed in connection with the IPO was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for our stock. Plaintiffs contend that, as a result of the omissions from the prospectus and alleged market manipulation through the use of analysts, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2000 and that the defendants are liable for unspecified damages to those persons who purchased our common stock during that period.

         On July 15, 2002, the Company and the individual defendants, along with the rest of the issuers and related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers have been filed. The Court has not yet rendered its decision. We intend to defend against these claims vigorously.

         Between October 30, 2002 and November 8, 2002, several similar shareholder class action suits were filed in federal district court in Minnesota. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against us and certain of our officers and directors (the “Individual Defendants”). Specifically, the complaints allege that, among other things, between October 17, 2001 and July 8, 2002 (the “Class Period”), the defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The complaints claim that our Company and the Individual Defendants misled the market with respect, among other things to our alliance with IBM, our ability to deliver certain software and certain customer sales. Plaintiffs further allege that the Company and the Individual Defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. We have just commenced our review of these complaints and cannot yet determine the total expense or possible loss, if any, that may result from this litigation.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the third quarter of 2002.

ITEM 5: OTHER INFORMATION

         None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.12	Change in control agreement by and between the Registrant and Steven Ladwig
10.13	Change in control agreement by and between the Registrant and Gregory A. Effertz
10.14	Change in control agreement by and between the Registrant and Peter Espinosa
10.15	Change in control plan by and between the Registrant and John Goedert and James Murdy

(b) REPORTS ON FORM 8-K.

         On August 14, 2002, we filed a current report on Form 8-K, reporting under Item 9 that on August 14, 2002 we submitted to the SEC certifications of Retek Inc.’s Chief Executive Officer, Steven D. Ladwig, and Chief Financial Officer, Gregory A. Effertz, pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retek Inc. Inc.

	By:	/s/ Gregory A. Effertz

Gregory A. Effertz Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Steven D. Ladwig, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Retek Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /s/ Steven D. Ladwig

Steven D. Ladwig Principal Executive Officer

CERTIFICATIONS

I, Greg Effertz, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Retek Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /s/ Greg Effertz

Greg Effertz Principal Financial Officer