Form 10-K
period 2002-12-31
RETEK INC
filed 2003-03-12
CIK 1094360

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☒     No

      The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $211,305,385 as of March 7, 2003, based upon the closing price of $4.28 on the Nasdaq National Market reported on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 7, 2003, the number of shares of common stock outstanding was 53,176,881.

      DOCUMENTS INCORPORATED BY REFERENCE:  Information required by Part III of this document is incorporated by reference to certain portions of our definitive Proxy Statement (which will be filed within 120 days after December 31, 2002) for its 2002 Annual Meeting of Stockholders to be held on June 3, 2003.

RETEK INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      This Annual Report on Form 10-K contains forward-looking statements in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A — Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, among other things, the matters described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Impact Future Results of Operations.” There are a number of factors that could cause our results to differ materially from those indicated by such forward looking statements. These factors are included those set forth in the section titled “Factors That May Impact Future Results of Operations”.

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

PART I

Item 1:     Business

General

      Retek is a leading provider of software solutions and services to the retail industry. We provide innovative technology solutions that help retailers create, manage and fulfill consumer demand. Our solutions and services have been developed specifically to meet the needs of the retail industry. We believe the processes and methodologies embedded in our solutions reflect the best retail practices of our customers and partners. By supporting core retail business processes, our solutions help retailers improve the efficiency of their operations and build stronger relationships with their customers.

      We market our software solutions through our direct and indirect sales channels primarily to retailers who sell to their customers through traditional retail stores, catalogs and/or Internet-enabled storefronts. To date, we have licensed our solutions to more than 200 retailers across a variety of retail sectors.

      We were originally incorporated in Ohio in 1985 as Practical Control Solutions, Inc., which was renamed Retek Logistics, Inc. in April 1999. In September 1999, Retek Logistics, Inc. was reincorporated as a Delaware corporation and renamed Retek Inc. On November 23, 1999, we completed our initial public offering. Prior to the completion of our initial public offering, we were a wholly-owned subsidiary of HNC Software, Inc. (“HNC”), a business-to-business software company that developed and marketed predictive software solutions. On October 2, 2000, HNC announced that it had completed the separation of Retek from HNC effective September 29, 2000 through the distribution pro rata to HNC’s stockholders, as a dividend, of all of the shares of Retek common stock owned by HNC.

      Our principal executive offices are located at 950 Nicollet Mall, 4th floor, Minneapolis, Minnesota 55403 and our telephone number is (612) 587-5000. Our common stock is listed on the Nasdaq National Market under the symbol “RETK.” Our web site is http://www.retek.com. All of our filings with the Securities and Exchange Commission (SEC) are available free of charge on or through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our web site is not part of this Annual Report on Form 10-K.

      “Retek” is a trademark of Retek. All other trademarks or service marks appearing in this Annual Report on Form 10-K are trademarks or service marks of the respective companies that use them. Unless otherwise stated, the terms “Retek”, “we,” “our” or “us” used in this Annual Report on Form 10-K refer to Retek Inc. and its consolidated subsidiaries.

Retek’s Solution

      Historically, large and mid-sized retailers have relied upon custom-built systems, often developed internally, to manage business transactions with trading partners and customers. These legacy systems are typically built on 1970s mainframe technology, are not Internet-enabled, and do not permit collaboration among a retailer’s partners, suppliers and other members of the supply chain. More recently, retailers have begun to purchase packaged solutions designed specifically for the retail industry. Many of these products lack the scalability retailers require to manage the large amounts of data their business generates. Some retailers have also adopted enterprise resource planning systems. These complex systems can be expensive to implement and maintain, typically lack the scalability required by retailers, and do not have specific core retail functionality.

      Today, retailers face the additional challenge of operating in a very competitive multi-channel environment. As retailers expand their sales outlets to include the Internet, catalog, kiosk and other distribution networks, the complexity of managing inventory and meeting customer demands places tremendous pressure on their business processes and IT infrastructure. To meet consumer expectations, a retailer needs to deliver the retailing experience on the customer’s terms, which means having the right product, at the right time and in the right place across the multi-channel touch points. Retailers need strong forecasting, planning, allocation, replenishment and merchandising functions to profitably achieve this goal. A comprehensive, integrated software infrastructure that spans from supplier to consumer and gives the retailer visibility, flexibility and control to meet demand, is required for successful retailers to compete effectively.

      We believe a market opportunity exists to provide retailers with a software solution that is designed specifically for the retail industry. This solution should be easy-to-use, leverage a retailer’s existing investments in information technology and be sufficiently flexible to meet the specific needs of several retail sectors, such as fashion, hard-lines, mass merchandise or food and drug. In addition, the solution should be highly scalable to process and analyze vast amounts of product, store, customer and supply chain data unique to the retail industry.

      We have developed and deployed web-based software solutions that enable retailers to manage the entire scope of their operations. These operations include point-of-sale, customer relationship management, merchandising, supply chain management and planning, forecasting and optimization operations. Key areas which differentiate our software solutions include:

•	Value — Our modular architecture helps retailers meet return on investment (ROI) objectives by allowing them to implement the most critical and valuable applications first. This modular architecture decreases migration path risk for the replacement of legacy systems and increases the probability of an on-time, on-budget implementation project.

•	Proven — We are a leading provider of retail infrastructure software and services. We understand the complex needs of retailers and have designed our solutions specifically for the retail industry. We provide certain software products and services infrastructure for retailers with combined revenues of over $900 billion annually.

•	Scalable — Our solutions are engineered to provide scalability to efficiently handle large volumes of transactions and users.

•	Innovative — Our solutions include some of the most advanced technologies available to retailers. We invested over 160,000 development days on our last enterprise release, Retek 10, demonstrating our commitment to research and development.

•	Scientific — To help retailers make smarter and better decisions, we embed predictive and optimization technology into many areas of our enterprise solutions, including planning, allocation and replenishment. Our research labs have dedicated professionals focused on applying complex scientific solutions to address the problems facing retailers.

Strategy

      Our mission is to create value for retailers by providing innovative technology solutions that help to create, manage, and fulfill consumer demand. In pursuing this goal, we intend to maintain and expand our status as a leading provider of fully scalable web-based software solutions for the retail industry. Key elements of our strategy include:

•	Increase our market share of retail packaged applications and services. We believe we can continue to build and expand our position of leadership within the retail packaged software applications market as the retail industry increasingly turns to packaged software applications as an alternative to expensive in-house and custom developed applications.

•	Provide high customer satisfaction. The retail industry is strongly influenced by formal and informal references. We believe we have the opportunity to expand market share by providing high levels of customer satisfaction with our current customers, thereby fostering strong customer references to support sales activities.

•	Provide deployed return on investment (deliver value to our customers). We believe that maximizing our customers’ deployed return on investment will help us compete in our market space and increase our market share.

•	Become the preferred application and technology architecture for the retail industry on a global basis. By leveraging both our success within the Tier 1 retail market and a renewed focus on retail’s Mid-Market, we believe we are uniquely positioned to become the preferred application and technology architecture provider for retail software and associated services. We believe our strong market share within the core backbone of a retailer’s application architecture can be leveraged to develop a leading technology and best business practice standard.

Products

      We develop and sell software solutions that support virtually all of the operational activities of a typical retailer. Our software solutions create value by applying innovative technology to help our customers efficiently create, manage and fulfill consumer demand. Our products can be deployed individually to meet specific business needs, or as part of a scalable and fully integrated, end-to-end solution. Our primary software solutions consist of six integrated, but independently deployable groups of products, which are accessed via an Internet browser and can be hosted by a customer or by an outside application service provider. The six product groups are: Merchandise Optimization and Planning; Merchandise Operations Management; Inventory Optimization and Planning; Supply Chain Management; Integrated Store Operations; and Enterprise Infrastructure.

     Merchandise Optimization and Planning

      Our solutions utilize advanced technology to help retailers make smarter decisions and to enable management by exception. Retailers require an accurate forecast of future consumer demand and the ability to apply sophisticated mathematical models and optimization routines to determine what products should be on the shelves of their stores, when those products should be re-ordered, how products should be priced, what should be marked down and when those markdowns should occur.

      Key business functions covered within the area of Merchandise Optimization and Planning include: merchandise and channel planning, assortment planning, item planning, visual space planning, promotional planning, markdown optimization, price optimization, assortment to space optimization and customer optimization.

      Solutions supporting these business functions include:

Retek® TopPlanTM — Our solution provides highly flexible financial, product and location planning with the ability to fully reconcile and approve plans.

Retek® AssortTM — Our solution supports the planning of product assortments consistent with overall financial plans as well as space constraints. It gives retailers the ability to optimize the assortment and presentation of merchandise at an individual product and store level, resulting in improved service levels and lower overall inventory levels.

Retek® KeyPlanTM — Our solution provides item level planning capabilities to produce a bottom up plan in support of, and in conjunction with, an overall financial plan.

Retek® Visual Space PlanningTM — Our solution provides space planning capabilities that enable a retailer to visualize merchandise assortments in a three dimensional environment and to optimize the use of space for the highest possible return on the inventory investment.

Retek® Customer Revenue OptimizationTM — Our solution provides a “tool kit” of analytical methods and algorithms that are used in conjunction with Retek’s proprietary “behavior profiling” techniques to deliver insight on customer and product behavior.

     Merchandise Operations Management

      Our Merchandise Operations Management solutions enable retailers to coordinate their operations and maintain a single, comprehensive source of consistent and accurate data. This coordination enables retailers to provide consumers with the right product, at the right place and time, in the right quantities and for the right price.

      Key business functions covered within the area of Merchandise Operations Management include merchandise management, sales audit, rules based pricing, invoice matching and collaborative design and source.

      Solutions supporting these business functions include:

Retek® Merchandising SystemTM — Our solution is a flexible, scalable, and proven foundation from which to execute a broad range of core merchandising activities, including inventory replenishment, purchasing and vendor management.

Retek® Sales AuditTM — Our solution is a data cleansing and loss prevention application that cleans the data coming from a retailer’s point-of-sale devices while also identifying suspicious transactions.

Retek® Invoice MatchingTM — Our solution accurately and efficiently automates the process of verifying products received against supplier invoices within the cost and quantity tolerance levels specified for each supplier.

Retek® Price ManagementTM — Our solution provides a well-defined and efficient price change process that allows for aggregated permanent and clearance price change execution.

Retek® Trade ManagementTM — Our solution automates the international procurement process, linking partners in the supply chain and moving information as products move through the sourcing, buying and delivery processes.

Retek® WebTrackTM — Our solution links retailers and their trading partners via the Internet to collaboratively manage the process of sourcing goods.

Retek® DesignTM — Our solution enables real-time visual collaboration to support new product development.

     Inventory Optimization and Planning

      Inventory management is a data intensive task in the retail industry. A combination of large product assortments, multiple store and warehouse locations, numerous vendors and high sales volumes makes it very challenging for retailers to accurately match supply with demand. Our Inventory Optimization and Planning solutions enable retailers to unite their planning functions with execution systems. These scalable applications use optimization techniques to drive improvements in inventory turns and profitability. Key business functions covered within the area of Inventory Optimization and Planning include demand forecasting, replenishment planning, allocation planning, replenishment optimization, collaborative planning, forecasting and replenishment and vendor managed inventory.

      Solutions supporting these business functions include:

Retek® Demand ForecastingTM — Our solution utilizes advanced scientific formulas to produce highly accurate forecasts used for supply chain planning, allocation and replenishment.

Retek® PromoteTM — Our solution provides promotional forecasting using advanced technology to plan, track and analyze the profitability of promotions or the effectiveness of specific promotional features and components.

Retek® Advanced Inventory PlanningTM — Our solution integrates with Retek Demand Forecasting to produce time-phased order plans that are synchronized with the complete supply chain and take into account real world constraints such as actual inventory, logistics, and available labor. This solution is scheduled for release in 2003.

Retek® AllocationTM — Our solution supports the process of allocating products to individual stores and manages multiple types of allocation, ensuring the right quantity of product in the right location at the right time to maximize sales, profits and customer satisfaction.

Retek® Replenishment OptimizationTM — Our solution uses advanced forecasting and simulation techniques to determine the optimal parameters for a retailer’s supply chain. These parameters include how often an item should be ordered and whether it should be stocked in a warehouse or shipped directly from a supplier.

Retek® CollaborateTM — Our solution is web-based and collaborative and supports standard best practices for Collaborative Planning Forecasting and Replenishment (CPFR). This enables retailers to share information directly with suppliers regarding sales trends and inventory needs.

Retek® Vendor Managed InventoryTM — Our solution is designed to drive product replenishment by SKU, by location, enabling vendors to play a more direct role in the management of their inventory in the supply chain.

     Supply Chain Management

      Retailers devote significant resources to managing their supply chains. Advances in technology have enabled retailers to take greater control of their supply chains, resulting in improved service levels with lower inventories and operating costs. Our Supply Chain Management (SCM) solutions put retailers in control of their supply chains by providing the transaction support necessary to move goods as well as the tools necessary to properly manage, measure and control the global movement of goods. Key business functions covered within the area of Supply Chain Management include import management, transportation, and warehouse and labor management.

      Our primary solution supporting these business practices is:

Retek® Distribution ManagementTM — Our solution is a best-of-breed warehouse management system that plans, manages and optimizes distribution center operations while extending execution capabilities across the supply chain to trading partners.

Integrated Store Operations

      Store operations represent the largest expense that retailers incur. New technologies allow retailers to reduce store operation costs and improve customer service. Our Integrated Store Operations (ISO) solutions support these goals, leveraging a common web-based, scalable and open architecture that is operating system and hardware independent. Key business functions covered within the area of Integrated Store Operations include point of sale, store back office (inventory management) and store labor management.

      Solutions supporting these business practices include:

Retek® Point-of-SaleTM — Our solution provides retailers a technologically advanced application that allows customers to complete a purchase anywhere in the store. The application provides rapid execution and greater personalization while enabling reduced operating costs and greater flexibility.

Retek® Labor ManagementTM — Our solution provides time and attendance and labor scheduling capabilities enabling retailers to manage complex scheduling requirements, to reduce fraud and to reduce the cost of labor in the stores.

Retek® Store Inventory ManagementTM — Our solution provides instantaneous, real-time data communications between stores and the corporate office. This application supports store level activities such as item look-up, stock counts, and transfers, improving the accuracy of inventory information, improving in-store efficiency and improving sell-thru.

      Additional companion products in ISO support consumer interaction and selling efficiency.

Retek® BrickstreamTM — Our solution allows retailers to monitor customer shopping behavior and deliver back to the retailer aggregate information about customer check-out wait times, customer shopping patterns, and customer interactions with promotions and displays.

Retek® Customer Order ManagementTM — Our solution supports retailers that sell through catalogs and web sites by providing accurate inventory and customer order information. As a result, customers are presented with a consistent shopping experience and retailers are able to maintain a comprehensive view of the customer, while reducing the amount of inventory necessary to satisfy demand.

Retek® Data WarehouseTM — Our solution provides web-based performance analysis that is tailored for use by individual store managers.

Enterprise Infrastructure

      Supporting a retail enterprise is a substantial task. To quickly respond to changing consumer demands, and to effectively plan and manage their supply chains, retailers need robust and scalable IT systems. Key applications and characteristics of an effective Enterprise Infrastructure include data warehousing, alerts and workflow, intuitive application usability and integration.

      Solutions supporting these key characteristics include:

Retek® Data WarehouseTM— Our solution is a robust and retail-specific data warehouse that delivers improved decision support through advanced analytics.

Retek® Active Retail IntelligenceTM — Our solution provides exception management that immediately identifies opportunities, recommends courses of action and automates routine tasks.

Retek® WorkbenchTM — Our solution provides a role based portal for intuitive application navigation and enhanced usability by end users.

Retek® Integration SolutionTM — Our solution offers message-based integration and monitoring through the Retek Integration Bus (RIB) which enables all Retek solutions to communicate with each other as well as with other applications developed by the retailer or acquired from outside vendors utilizing industry standard formats.

Retek Professional Services

      Retek Professional Services helps retailers and their integration partners implement Retek solutions rapidly and cost effectively. We offer a comprehensive range of services designed to address a retailer’s business and technical objectives, including consulting, training and custom solution services.

•	Consulting services consist primarily of technical and implementation services and customization of our products for a customer’s specific needs. These services are customarily billed at a fixed daily rate plus out-of-pocket expenses.

•	Technical support or maintenance services consist primarily of customer support services provided after implementation of our solutions.

      We also provide strategic technical advisory services after product delivery. Project management support is designed to help our customers exploit the full value and functionality of our products.

      Our services range from technical and implementation support to business benefit realization consulting, which assists retailers in utilizing our software solutions to optimize their potential benefits. We offer high-quality timely technical support to customers via phone, e-mail and the Internet. Additionally, we publish online versions of manuals, release notes and updates to existing documentation. We provide a number of training programs. Courses cover topics such as technical architecture, business use of the merchandizing functionality and development standards and methodology.

Customers

      We market our software solutions primarily to retailers who sell to their customers via traditional retail stores, catalogs and/or Internet storefronts. Historically, we have focused on organizations with gross sales in excess of $500 million a year. We market across all sectors of retailing, including fashion, department stores, catalog and consumer direct, specialty retailers, mass merchandise retailers and food, drug and convenience stores. During fiscal year 2002, we had two customers who each accounted for greater than 10% of total revenues.

Government Contracts

      No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Sales, Marketing and Distribution

      We market and sell our software solutions worldwide through a combination of a direct sales force, resellers and distributors. Our sales, marketing and distribution approaches are designed to help customers understand both the business and technical benefits of our software solutions. We conduct a variety of marketing programs worldwide to educate our target market, create awareness and generate leads for our solutions. To achieve these goals, we have engaged in marketing activities including direct mailings, print and online advertising campaigns and trade shows. These programs are targeted at key information technology executives and business users, as well as chief information officers and other senior executives. Revenue generated from our direct sales channel accounted for approximately 98%, 96%, and 93% of our total revenue in 2002, 2001 and 2000, respectively.

      To date, we have not experienced difficulties in obtaining raw materials for the manufacture of our products. We had no material backlog of orders as of December 31, 2002. Revenues derived from and expenses associated with our business operations are not generally subject to seasonal fluctuations.

      Financial information concerning us for each of the three fiscal years ended December 31, 2002, 2001 and 2000, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of our consolidated revenue in any one of those periods and information with respect to our operations by geographic area, is set forth in the consolidated financial statements and the notes thereto in Item 15 of this Annual Report on Form 10-K beginning on page 39.

Research and Development

      Our research and development group has been a critical component of our overall success. As of December 31, 2002, our research and development group was comprised of 331 individuals in Atlanta, GA, Cincinnati, OH, Rochester, MN, Minneapolis, MN, Houston, TX and Cambridge, UK. In addition, we have developed close alliances with a number of consulting companies to provide additional staffing if required. These relationships allow us to increase our development capacity as quickly as necessary to address new market and product demand.

      Our research and development group is organized on a centralized basis. Our research and development group is responsible for product development, product management processes, implementation of development strategy and release path, delivery and support of our software applications. The research and development group also has resources organized around specific product offerings.

      The research and development group is also responsible for overall quality assurance and testing processes, documentation, application architecture and methodology.

      The research and development group operates with a well-defined development methodology. This methodology enables the delivery of high-quality products in a timely and predictable manner. It involves the traditional checkpoints of development processes such as business requirements, functional and technical specifications, unit, string and integration test plans and regression analysis. In addition, we use a highly interactive review process to engage future users of the product in the product release cycle through iterative prototypes to ensure the application design goal is met.

      Speed to market is critical to our success. We believe that we have effectively used build, buy, and partner strategies to expand our solution offerings. The key in using each of these strategies is the consistency in the underlying technologies and an overall application architecture that allows modular design and development.

      Research and development expenses were $47.2 million, $42.6 million and $42.8 million in the fiscal years 2002, 2001, and 2000, respectively. We believe that significant investments in research and development will be required in the future to remain competitive.

Competition

      The markets for our software solutions are intensely competitive, constantly evolving and subject to rapid technological change. We encounter competition in our products and services from a number of different sources, including in-house technical staffs, traditional enterprise resource planning vendors and other vendors of retail specific solutions. Of these vendors, our principal competitors include i2 Technologies, JDA Software, Manhattan Associates, Manugistics and SAP. We compete with a substantial number of other companies focused on providing point solution software applications for specific segments of the retail application market. In addition, there are new market entrants that may offer competitive products in the future. We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

•	the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

•	the quality of our customer service; and

•	the effectiveness of our sales and marketing efforts.

      We believe that our product solution suite is better than those of our competitors in its performance, features and reliability. In addition, we have in the past introduced new solutions and enhancements to our existing solutions in a timelier manner. Our prices are generally higher than our competitors’ reflecting, we believe, the added value of our software solutions. Because the market for our software solutions is intensely competitive and rapidly evolving, we cannot be assured that we will maintain our competitive position against current and potential competitors, especially those with greater name recognition and greater financial, marketing and other resources.

      We expect competition may increase as a result of software industry consolidation. For example, a number of enterprise software companies have acquired point solution providers to expand their product offerings. Our competitors may also package their products in ways that may discourage users from purchasing our products. Current and potential competitors may establish alliances among themselves or with third parties or adopt aggressive pricing policies to gain market share. In addition, new competitors could emerge and rapidly capture market share.

Proprietary Rights and Licensing

      Our success and ability to compete are in part dependent upon our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

      We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our line of products to perform key functions. For example, we license the e*Gate enterprise application integration software from SeeBeyond Corporation, business intelligence software from MicroStrategy, Inc. and the Accumate component from Lucent Technologies. These licenses are non-exclusive, worldwide and royalty-based. The royalties we paid SeeBeyond, MicroStrategy and Lucent under these licenses were, in each case, less than 5% of our total revenue in each of the 2002, 2001 and 2000 fiscal years. We have also entered into a technology license agreement with HNC, giving us a license to specified HNC predictive technology. This license is non-exclusive, non-transferable, worldwide, perpetual and royalty-free. We also license and will continue to license certain products integral to our products and services from other third parties, including Accenture, IBM, Oracle Corp. and Sun Microsystems, Inc. If we are unable to continue any of theses licenses, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could seriously harm our business.

      There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future software solutions infringe on their intellectual property. We expect that software product developers and providers of electronic commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Environmental Matters

      We are in substantial compliance with federal, state and local provisions that have been enacted or adopted relating to the protection of the environment. We do not expect that continued compliance with these provisions would have any material effect upon our capital expenditures and earnings.

Employees

      At December 31, 2002, we had 735 employees based in North America, Europe, Asia, Australia and other countries. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Executive Officers

      The names of our executive officers and certain information regarding these persons, including their ages as of January 31, 2003, are set forth below:

Name	Age	Position

Steven D. Ladwig	45	President and Chief Executive Officer
John L. Goedert	37	Chief Operating Officer
Gregory A. Effertz	40	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Secretary
Peter A. Espinosa	43	Senior Vice President, Field Operations
Duncan B. Angove	36	Vice President, Strategy and Marketing
John R. Gray	38	Chief Technology Officer
James B. Murdy	40	Controller

      Steven D. Ladwig joined us in August 2001 and is currently our president and chief executive officer. From July 1998 to July 2001, he served as senior vice president and president, Data Storage and Information Management at Imation Corp. Prior to that, Mr. Ladwig served at IBM, most recently as the General Manager for Network Computing and Software for Global Small and Medium Businesses. Mr. Ladwig holds a Bachelor of Computer Science and Business Administration from Minnesota State University, Mankato.

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

      Peter A. Espinosa joined us in April 2002 as senior vice president, field operations. From May 2001 to March 2002, Mr. Espinosa was with Vignette Corporation, a content management applications solutions provider, serving most recently as Senior Vice President of Global Sales and Operations. From December 1999 to May 2001, Mr. Espinosa was Vice President and Chief Sales Officer for NetSales, Inc., a provider of e-business solutions for supplier enablement. From May 1999 to December 1999, he was Vice President of North American Sales for Cambridge Technology Partners, a global e-services subsidiary of Novell, Inc. From May 1998 to May 1999, Mr. Espinosa was the Vice President of World-Wide Sales and Marketing for Peritus Software Services, an independent software development organization. Prior to his employment with Peritus Software Services, Mr. Espinosa worked at IBM Corp. for 17 years in a variety of sales and marketing positions. His most recent position at IBM Corp. was as Executive Assistant to the Chairman of the Board of Directors and Chief Executive Officer. Mr. Espinosa received his Bachelor of Arts degree in Speech Communications and Political Science from Luther College in Decorah, Iowa.

      Duncan B. Angove joined us in September 1997 and is currently vice president, strategy and marketing. From 1994 to 1997, he served as a consultant with Andersen Consulting’s Consumer Products Practice, specifically in retail and distribution. Mr. Angove holds a BSC Economics degree from the University College London.

      John Gray joined us in April 2002 and is currently our chief technology officer. From February 1999 to April 2002 was with Chelsea Market Systems, LLC, serving most recently as Chief Architect and Vice President of Research and Development. From 1998 to 1999 he was a Java Architect with Sun Microsystems and from 1996 to 1998, he served as a Consultant with Sprint Corporation. Mr. Gray holds a Bachelor of Business Administration in Information Systems from the University of North Texas.

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

      We also have leased regional offices located in Atlanta, Georgia; Cincinnati, Ohio; Rochester, Minnesota; Houston, Texas; Australia, France, Germany, Japan and the United Kingdom. Properties leased by us are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that our existing facilities are adequate for our current needs and future requirements.

Item 3:     Legal Proceedings

Federal Litigation in the U.S. District Court for the Southern District of New York

      Between June 11 and June 26, 2001, three class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 were filed in the Southern District of New York against us, certain of our current and former officers and directors, and certain underwriters of our initial public offering (“IPO”). On August 9, 2001, these actions were consolidated for pre-trial purposes before a single judge along with similar actions involving the initial public offerings of numerous other issuers.

      On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 20, 2002, the plaintiffs filed an amended complaint in which they elected to proceed with their claims against us and the individual officers and directors only under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint alleges that the prospectus filed in connection with the IPO was false or misleading in that it failed to disclose: (i) that the underwriters allegedly were paid excessive commissions by certain of the underwriters’ customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for our stock. Plaintiffs contend that, as a result of the omissions from the prospectus and alleged market manipulation through the use of analysts, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2001, and that the defendants are liable for unspecified damages to those persons who purchased our common stock during that period.

      On July 15, 2002, the Company and the individual defendants, along with the rest of the issuers and related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers were filed. The Court rendered its decision on February 19, 2003, which granted dismissal in part of a claim against one of the individual defendants and denied dismissal in all other respects. The class action suits may now proceed to the discovery phase. We intend to defend against these claims vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations.

Federal Litigation in the U.S. District Court for the District of Minnesota

      Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against us and certain of our current and former officers and directors. Specifically, the complaints allege that, among other things, between October 17, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The complaints claim that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further allege that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs seek compensatory damages and other unspecified relief. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003, and we anticipate that the lead plaintiff will file a Consolidated Complaint. After such Consolidated Complaint is filed, defendants will answer or respond to these allegations.

      We dispute plaintiffs’ allegations in the federal class actions in Minnesota and believe that the allegations are subject to a variety of meritorious defenses. We intend to establish a vigorous defense.

While there can be no assurance, and while the outcome of federal class action litigation cannot be predicted with certainty, our management currently believes that the ultimate outcome of the federal class action litigation in Minnesota is unlikely to have a material adverse affect on our financial position, results of operations or cash flows. Despite our belief that the federal class action complaints in Minnesota are without merit, it is possible that the federal litigation in Minnesota could be resolved adversely. Were the federal court in Minnesota to issue a ruling or rulings unfavorable to us, such ruling or rulings could have a material adverse impact on the results of operations for the period in which the ruling occurs, or in a period thereafter.

State Derivative Litigation in Hennepin County, Minnesota

      In addition to the above federal litigation, in December 2002 two shareholder derivative lawsuits were filed in state court in Hennepin County, Minnesota, against certain of our current and former officers and directors, naming us as a nominal defendant. Plaintiffs in both derivative cases have agreed to coordinate their respective actions, and the process of coordination is currently underway. The derivative suits claim that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. The derivative complaints seek compensatory and other damages, restitution, disgorgement, and other legal and equitable relief. As stated above, the complaints are brought derivatively on our behalf, and consequently do not seek relief from us. We however, have entered into indemnification agreements in the ordinary course of business with certain of the officer and director defendants and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law.

      While there can be no assurance, our management currently believes that the ultimate outcome of the derivative proceedings will not have a material adverse affect on our financial position, results of operations, or cash flows. However, we are unable to predict with certainty the results of the derivative litigation.

Legal Proceedings that Arise in the Ordinary Course of Business

      In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters will not have a material impact on our financial position, results of operations or cash flows.

Item 4:	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5:     Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of our common stock are traded on the Nasdaq National Market under the symbol “RETK”.

      The following table shows the high and low sales price for shares of our common stock for the periods indicated:

	High	Low

2001:
First Quarter	$35.44	$15.56
Second Quarter	$48.00	$15.81
Third Quarter	$43.85	$11.65
Fourth Quarter	$32.95	$11.45
2002:
First Quarter	$35.00	$17.09
Second Quarter	$28.51	$18.20
Third Quarter	$24.30	$2.99
Fourth Quarter	$4.75	$1.50

      On March 7, 2003, the last reported sale price for shares of our common stock on the Nasdaq National Market was $4.28 per share.

      There were approximately 192 holders of record of our common stock as of March 7, 2003.

Equity Compensation Plan Information

Number of
securities to be
issued upon
	exercise of	Weighted-average	Number of securities
	outstanding	exercise price of	remaining available for
	options,	outstanding	future issuance under
	warrants and	options, warrants	equity compensation plans
	rights as of	and rights as of	(excluding securities
	December 31,	December 31,	reflected in column (a))
	2002	2002	as of December 31, 2002
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,571,289	$18.45	4,161,877
Equity compensation plans not approved by security holders	—	—	—
Total	10,571,289	$18.45	4,161,877

      On February 5, 2003, our Board of Directors approved a grant of 4,396,750 stock options to our employees. This grant utilized most of our shares available for future issuance as of that date. The recent trading prices for our stock have reduced the value of stock options granted to employees prior to 2003. We granted these options to employees in February 2003 across all business functions and all geographies to assist in the retention of personnel, which is critical to our business.

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

Item 6:     Selected Consolidated Financial Data

      The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Total revenue	$191,832	$179,474	$91,957	$69,159	$55,033
Gross profit	107,299	104,449	38,212	45,166	41,181
Operating (loss) income	(46,742)	(23,319)	(65,598)	(7,096)	8,088
Net (loss) income	(123,583)	(14,310)	(42,905)	(5,369)	3,878
Basic and diluted net (loss) income per common share	$(2.35)	$(0.29)	$(0.91)	$(0.13)	$0.10
Cash dividend declared per common share	—	—	—	—	—

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$56,464	$70,166	$31,058	$83,680	$415
Working capital	46,857	59,309	35,069	84,977	12,876
Total assets	198,567	299,370	195,183	154,233	51,283
Payable to HNC Software Inc.	—	—	598	15,399	5,944
Debt obligations	159	236	453	—	—
Total stockholder’s equity	101,448	203,523	124,595	123,975	36,016

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section entitled “Factors That May Impact Future Results of Operations” and elsewhere in this Annual Report on Form 10-K.

Overview

      We completed our initial public offering on November 23, 1999. Prior to the completion of our initial public offering, we were a wholly owned subsidiary of HNC Software Inc., a business-to-business software company that developed and marketed predictive software solutions. On October 2, 2000, HNC announced it had completed its separation of Retek from HNC through a distribution prorata to HNC’s stockholders of HNC’s entire holding of 40 million shares of our common stock. After the close of the Nasdaq National Market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of our common stock for each share of HNC stock held as of the record date.

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

Significant Trends and Developments in our Business

      Economic Conditions in the Retail Industry. Recently, we have faced new challenges as the result of progressively weakening worldwide economic conditions. We believe that these global economic conditions have resulted in substantial reductions in information technology spending by our customers and potential customers, and have delayed the closing of some software license transactions. The retail industry will continue to be negatively impacted if current adverse economic conditions and fear of war or terrorist attacks persist for an extended time period. Weakened global economic conditions have in the past, and may in the future, lengthen our selling cycles and negatively impact our business, operating results and financial condition.

      New Products and Markets. Our customers have indicated to us the importance of good information technology solutions at the retail store level because store operations are the largest component of operating expenses incurred by retailers. In 2002, we acquired substantially all of the technology of Chelsea Market Systems, LLC (“Chelsea”), which included a point-of-sale software solution. With this acquisition, we acquired a point-of-sale solution that, when combined with our existing product suite, allows us to better address our customers’ technology requirements in the store. Also, at the end of the first quarter 2002, we introduced our Retek 10 solution, which is designed to make our products work together more effectively, and therefore increase their value to customers and potential customers.

      We are continuing to focus on the “Tier 1” retail market, but in 2002, we also increased our sales and marketing efforts in the “Tier 2” retail market. We have recently experienced increased sales activity in the “Tier 2” market that we would expect to continue to contribute to revenue in future periods. We believe that our new store offerings, such as the point-of-sale offering, have contributed to the increase in sales activity in the Tier 2 market.

      Mix of Domestic and International Business. Revenue attributable to customers outside of North America accounted for approximately 36%, 33% and 20% of our total revenues in 2002, 2001 and 2000, respectively. We believe that this increase in international sales is a result of investments we have made in our sales and marketing presence in Europe and Asia, as well as a growing acceptance of packaged software solutions by retailers outside of North America. In 2002, we created a new subsidiary in Japan, Retek Japan KK, to bolster Retek’s presence in the region. Although we cannot be certain that this trend toward a larger percentage of our sales being derived from international customers will continue, we believe that our investments in international sales and marketing strengthen our competitive position in these markets.

      Growth in our Customer Base. Our customer base has grown from over 150 retailers at the end of 2000 to over 200 retailers at the end of 2002. We believe that the growth of our customer base is primarily attributable to our increased market penetration and the breadth of our solution suite. Our investments in research and development and acquisitions and alliances have helped us bring these new software solutions to the market. Most recently, our acquisition of substantially all of the technology of Chelsea is an example of a new product offering that has expanded our market opportunity, with the offering of a point-of-sale solution based upon an easy-to-use Java architecture. Although we also intend to expand the number of solutions sold to existing customers, we expect our product expansion and sales and marketing efforts to result in continued growth in our customer base.

      Cost Containment Measures. In response to global economic conditions in 2002 and the resulting impact upon our business, we put into place cost containment measures during the second half of 2002 to align our cost structure with anticipated revenue and to optimize cash flow. We reduced our workforce, reduced the cost of outside contractors, reduced travel expenses and reduced the amount of leased space utilized (see Note 9 — Restructuring and other in our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K).

Acquisitions and Strategic Relationships

WebTrak Limited

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

HighTouch Technologies, Inc.

      On May 10, 2000, we completed our acquisition of HighTouch Technologies, Inc., a provider of real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek Customer Order Management, our enterprise-level customer interaction system. In connection with the purchase of HighTouch, we paid $18.7 million in cash, including direct acquisition costs, and issued 389,057 shares of our common stock to the former sole shareholder of HighTouch.

     Multiasia, Inc.

      On June 21, 2000, we signed a shareholders agreement, a resellers agreement, a consulting services agreement and a subscription agreement with Multiasia, Inc. (“MAI”), for 7,960,000 shares or 19.9% of the shares of MAI. MAI is a Business-to-Business and Business-to-Consumer web based e-commerce company in the People’s Republic of China. In exchange for the common shares, MAI received the right to use certain of our software solutions and the right to sell our software solutions to the e-business community in the Republic of China. The estimated value of the shares received of $4.0 million was initially accounted for under the cost method and was included as a component of other assets. The corresponding $4.0 million value of the software solutions was recorded as a component of deferred revenue. As a result of evaluating the value of our investment in MAI, we determined that no significant future cash flows are probable. Accordingly, we removed the cost method investment and deferred revenue from our balance sheet during the third quarter of 2002. The transaction with MAI had no impact on our results of operations or cash flows in 2000, 2001 or 2002.

  IBM

      On September 5, 2000, we entered into a strategic relationship with International Business Machines Corporation. Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and IBM providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. This arrangement has been accounted for as a capital lease of the hardware and software. Accordingly, the aggregate fair value of our common shares issued of $10.2 million has been included in property and equipment and was amortized using the straight-line method over the twenty-seven month term of this portion of the arrangement. Accumulated amortization for these assets was $10.2, $5.7 and $1.1 million, respectively as of December 31, 2002, 2001 and 2000.

      The Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements through 2003. Under the Stock Purchase Agreement, we will be obligated to pay IBM $15 million related to 2003 in shares of our common stock if the 2003 annual revenue target, as stated in the Stock Purchase Agreement, is met. The Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event this revenue target is exceeded or is partially met. The revenue targets for the years ended December 31, 2002 and 2001 were not met; therefore, no amounts were paid to IBM under this agreement with respect to sales in 2002 and 2001.

  Henderson Ventures, Inc.

      In April 2001, we signed a stock purchase agreement, a warrant agreement and a software development and distribution agreement with Henderson Ventures, Inc. (“Henderson”). In connection with these agreements, we issued a warrant to purchase 750,000 shares of our common stock, which were reserved for issuance, in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we are required to pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson. The fair value of the warrant of $12.1 million at that time was calculated using the Black-Scholes valuation model and $0.4 million was considered to be the value of the Henderson common stock. The warrant issued to Henderson is fully vested with a term of five years and is exercisable at $18.625 per share. The fair value of the warrant of $12.1 million was calculated using the Black-Scholes valuation model using the following assumptions: dividend yield of 0%, risk-free interest rate of 5.83%, contractual life of five years and a volatility of 137.27%.

      Because our relationship with Henderson has not generated software sales for us to-date, the increasing uncertainty about retailers’ future capital investments and other factors, we determined that an evaluation of the recoverability of the intangible asset related to Henderson was appropriate. As a result, we determined that no significant future cash flows are probable from our relationship with Henderson and the net book value of the intangible asset related to the software development and distribution agreement of $8.7 million was impaired and was written off during the third quarter of 2002. In addition, we concluded that our cost method investment in Henderson of $0.4 million was impaired and was written off in 2002 and is reflected as a component of general and administrative expense. The write-off of $8.7 million was a non-cash expense and is reflected in the statement of operations as Impairment of intangible asset.

  Accenture

      On May 16, 2001, we established a strategic relationship with Accenture LLP (“Accenture”) pursuant to which Accenture became a development partner for our predictive applications. In connection with entering into this relationship, we issued 976,000 shares of our common stock valued at $30.2 million to Proquire LLC (“Proquire”), an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property to enable us to enhance our suite of retail-specific software. Our common stock that was issued to Accenture was valued at the average closing price of our common stock for the two days before, the day of, and the two days following the announcement of the Accenture arrangement, or $33.69 per share. The value of our common shares issued for the specific intellectual property of Accenture is included as a component of intangible assets and is being amortized using the straight-line method over the five-year life of the agreement.

      The agreement with Accenture also requires us to issue to Accenture warrants to purchase our common stock upon our achievement of certain revenue milestones in fiscal years 2002, 2003, 2004, and 2005. The maximum number of warrants to be issued in each fiscal year is limited to 2% of the number of shares of our common stock then outstanding. For any amounts earned by Accenture in excess of 2% of our common stock then outstanding, we may elect to pay in cash, rather than issue additional warrants. The revenue targets for the year ended December 31, 2002, were not met; therefore, no warrants were issued to Accenture under this agreement with respect to sales in 2002.

      On February 6, 2003, we entered into several new long-term agreements with Accenture. Accenture will provide us with a portion of our required development resources to make custom modifications of our software and to develop software that is funded by customers. Additionally, Accenture hired the employees in our training, translation and documentation departments and will provide resources to us in these areas as an outsourcing partner. In order to obtain competitive rates, we have agreed to utilize a certain minimum number of annual development days of Accenture resources. We entered into these agreements to manage the variability in the demand for services and to enhance our ability to provide solutions to customers at competitive rates.

  Chelsea Market Systems, LLC

      On March 31, 2002, we acquired substantially all of the technology of Chelsea Market Systems, LLC (“Chelsea”) and assumed certain liabilities. The entire $8.9 million purchase price has been allocated to purchased software, an intangible asset. This purchased software is being amortized using the straight-line method over 36 months.

Critical Accounting Policies and Estimates

      Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      Significant management judgement is required in determining whether any valuation allowance should be recorded against our net deferred tax asset. During the three months ended September 30, 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of revenue decreases in the third quarter of 2002, our operating losses for the three and nine months ended September 30, 2002, our expectation of a significant loss for the full year 2002 and the added uncertainty of the market in which we operate. As of December 31, 2002, we have recorded a valuation allowance against our deferred tax assets of $95.3 million. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income.

  Allowance for doubtful accounts

      Our software license and installation agreements and commercial development contracts are primarily with large customers in the retail industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2002, we have an allowance for doubtful accounts of $5.7 million.

  Valuation of long-lived and intangible assets and goodwill

      We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The aggregate value of our net property and equipment and net intangible assets was $47.8 million as of December 31, 2002.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we ceased to amortize approximately $13.8 million of goodwill. We had recorded approximately $4.7 million of amortization on these amounts during 2001 and would have recorded approximately $4.6 million of amortization during 2002. In lieu of amortization, we performed an initial impairment review of our goodwill in 2002 and will review goodwill for impairment on annual basis thereafter. Upon completion of our review we determined that no goodwill impairment charge needed to be recorded in 2002, however, there can be no assurances that subsequent reviews will not result in material impairment charges.

     Accrued Restructuring Costs

      In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

      The restructuring plan includes workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million of which we have paid $0.9 million. As of December 31, 2002, 139 of these 265 employees have been separated. The remainder will be separated through the third quarter of 2003.

      We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. This lease abandonment loss consists of the payments to be made for the remaining lease term of the abandoned space that aggregates $31.1 million, net of estimated sublease income of $14.1 million. The lease terms on the leased space to be abandoned ranges from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to paid by the sublessors. Our plan calls for the affected space to be abandoned by us at various dates through the third quarter of 2003. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates.

Results of Operations

      The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

	As a Percentage of
	Total Revenue
	Year Ended
	December 31,

	2002	2001	2000

Revenue:
License and maintenance	69%	73%	63%
Services and other	31	27	37

Total revenue	100	100	100

Cost of revenue:
License and maintenance	21	22	29
Services and other	23	20	29

Total cost of revenue	44	42	58

Gross margin	56	58	42
Operating expenses:
Research and development	24	23	46
Sales and marketing	27	30	45
General and administrative	10	12	13
Acquired in-process research and development	0	0	4
Acquisition related amortization of intangibles	5	6	5
Impairment of intangible asset	4	—	—
Restructuring expense	10	0	0

Total operating expenses	80	71	113

Operating loss	(24)	(13)	(71)
Other income, net	1	1	2

Loss before income tax provision (benefit)	(23)	(12)	(69)
Income tax provision (benefit)	41	(4)	(23)

Net loss	(64)%	(8)%	(46)%

Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	30%	30%	47%
Cost of services and other revenue, as a percentage of services and other revenue	75%	75%	78%

  Years Ended December 31, 2002, 2001 and 2000

     Revenue

      Total revenue. Total revenue increased 7% to $191.8 million in 2002 and 95% to $179.5 million in 2001 from $92.0 million in 2000.

      License and maintenance revenue. License and maintenance revenue increased 1% to $132.6 million in 2002 and 128% to $131.7 million in 2001 from $57.7 million in 2000. The increase in 2002 in both dollar and percentage basis was less than in 2001 due to a slow down in the U.S. and world economy and the fact that our potential customers are more deliberately evaluating solutions, which resulted in extended sales cycles. The increase in 2001 license revenue was primarily due to the addition of new customers and an increase in the average dollar sale per customer. As noted above in the section entitled “Overview”, we revised the terms of our software license agreements starting in the fourth quarter of 1999 so that revenue is generally recognized over a number of quarters rather than upon delivery. Due to the revised terms of the software license agreements, year over year revenue growth increased at a slower rate in 2000. Maintenance revenue increased $8.6 million and $8.7 million in 2002 and 2001, respectively, due to a growing base of customers that have installed our software solutions. Maintenance revenues increase with the number of active licenses outstanding.

      Services and other revenue. Services and other revenue increased 24% to $59.2 million in 2002 and 40% to $47.8 million in 2001 from $34.2 million in 2000. The increase in services revenue between these years was primarily a result of our expanding customer base. In addition, the increase in 2002 and 2001 was due to a $13.0 and $11.1 million increase, respectively, in consulting and custom development projects.

     Costs and Expenses

      Non-cash charges. Certain non-cash expenses are presented separately on our statement of operations as components of cost of revenue, research and development, sales and marketing and general administrative. These non-cash charges consist of amortization of stock-based compensation and amortization of purchased software. Cost of license and maintenance revenue presents separately amortization of purchased software. We believe that the presentation of these charges separately on the face of the statement of operations facilitates the understanding of the individual statement of operations line items. Deferred stock-based compensation represents the difference between the exercise price and the fair value of our common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock-based compensation was $3.1 million, $5.3 million and $10.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of purchased software results from our purchase of certain core technologies of Retek Logistics, Inc., WebTrak Limited and HighTouch Technologies, Inc. and the acquisition of substantially all of the technology of Chelsea Market Systems, LLC. Amortization of intangible assets is included in non-cash cost of revenues license and maintenance and was $5.2 million, $3.3 million, and $3.1 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

     Cost of Revenue

      Cost of license and maintenance revenue. Cost of license and maintenance revenue includes salaries and related expenses, costs of our customer support, third party software products that are integrated into our products, fees paid to third party consultant costs and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 3% to $40.1 million in 2002 and 45% to $39.0 million in 2001 from $27.0 million in 2000. The increase in 2002 was due to a $3.3 million increase in personnel and related costs, a $1.6 million increase in third party purchased software and a $1.7 million increase in amortization of stock-based compensation and purchased software, which was offset by a $3.9 million decrease in third party consultant costs, and in addition, 2001 contained $1.7 million in asset impairment charges for which similar charges did not occur in 2002. The absolute dollar increases during 2001 is attributable to the additional support personnel required to meet the growth in our license and maintenance revenue. In addition, during 2001, third party consultant costs increased $8.8 million and we had an asset impairment charge of $1.7 million.

      Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization, cost of third parties contracted to provide consulting services to our customers and an allocation of our facilities and depreciation expenses. Cost of services and other revenue increased 23% to $44.5 million in 2002 and 35% to $36.0 million in 2001 from $26.8 million in 2000. The increase in cost of services and other revenue during 2002 was due to the additional personnel and related costs offset by a decrease in third party consultant expense. The increase in 2001 was due to the additional personnel and consultants required to service our growing customer base, offset by a decrease in amortization of stock-based compensation for 2001. As a percentage of services and other revenue, cost of services and other revenue was 75%, 75% and 78% in 2002, 2001 and 2000, respectively. In 2000, higher non-cash charges caused cost of services and other revenue as a percentage of services and other revenue to increase.

  Operating Expenses

      Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization, fees paid to third party consultants and an allocation of our facilities and depreciation expenses. Research and development expenses increased 11% to $47.2 million and decreased 1% to $42.6 million in 2001 from $42.8 million in 2000. The increase in 2002 was due to a $1.3 million increase in personnel and related costs and $3.0 million in third party consultant costs primarily due to the costs associated with completing various components and enhancing the capabilities of Retek 10, as well as an increase in facilities costs due to our move to our new corporate facilities. These increases were offset by a decrease in amortization of stock-based compensation. The decrease in total research and development for 2001 is primarily due to a $2.7 million decrease in amortization of stock-based compensation and a $0.7 million decrease in third party consulting costs, which was offset by a $3.3 million increase in occupancy allocation. We expect the absolute dollar of expenditures in research and development to decrease due to our restructuring plan that was initiated in the fourth quarter 2002, primarily due to the decrease in the number of employees and also due to a reduction in rates negotiated with certain third party consultants.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of our sales and marketing organization, sales commissions, costs of our marketing programs, including public relations, advertising, trade shows, collateral sales materials, our customer user reference group program, rent and facilities costs associated with our regional and international sales offices and an allocation of our facilities and depreciation expenses. Sales and marketing expense decreased 3% to $51.5 million in 2002 and increased 30% to $53.4 million in 2001 from $41.0 million in 2000. The decrease in 2002 was due to a $3.7 million decrease in personnel and related expenses and $1.3 million decrease in marketing programs. These decreases were partially offset by an increase in expenses related to the expansion of our sales presence in several international locations including Korea, Hong Kong and Japan. The increase in 2001 was due to a $13.1 million increase in personnel and related costs, and a $1.6 million increase in occupancy allocation which was partially offset by a $2.1 million decrease in marketing and related expenses. The increase in sales and marketing costs in 2001 were due to the expansion of our sales and marketing functions necessary to support the introduction of several new product offerings. We expect the absolute dollar of expenditures in sales and marketing to decrease due to our restructuring plan that was initiated in the fourth quarter 2002, primarily due to the decrease in the number of employees.

      General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations, third party professional service fees and an allocation of our facilities and depreciation expenses. General and administrative expenses decreased 12% to $2.5 million in 2002 and increased 78% to $21.0 million in 2001 from $11.8 million in 2000. The decrease in 2002 was due to a $1.6 million bad debt expense for a note receivable and $1.2 million in accelerated depreciation for assets abandoned under our restructuring plan. The increase in 2001 was partially due to a $3.1 million increase in personnel and related costs and a $4.8 million increase in occupancy allocation. The increase in absolute dollars in general and administrative expenses in 2001 was due to the additional personnel required to support our growth. We expect the absolute dollar of expenditures in general and administrative to decrease due to our restructuring plan that was initiated in the fourth quarter 2002, primarily due to the decrease in the number of employees.

      Impairment of intangible asset. The impairment of intangible assets relates to the intangible asset from Henderson. Because our relationship with Henderson has not generated software sales for us to-date and because of the increasing uncertainty about retailers’ future capital investments and other factors, we determined that an evaluation of the recoverability of the intangible asset related to Henderson was appropriate. As a result, we determined that no significant future cash flows are probable from our relationship with

Henderson and the net book value of the intangible asset related to the software development and distribution agreement of $8.7 million was impaired and was written off during the third quarter of 2002.

      Acquired in-process research and development. In connection with our acquisition of HighTouch Technologies, Inc. in May 2000, acquired in-process research and development of $4.0 million was charged to results of operation on the acquisition date. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to our acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of the company’s first fully integrated standardized off-the-shelf CRM product. This in-process research and development project achieved technological feasibility in 2000. Products classified as under development subsequently achieved technological feasibility.

      We used an independent appraisal firm to assist in the valuation of the fair market value of the purchased assets of HighTouch. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged for between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. We provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

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

      With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 26.2% for HighTouch based upon the following methodology:

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

          Restructuring and other

      In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

      The restructuring plan includes workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million of which we have paid $0.9 million. As of December 31, 2002, 139 of these 265 employees have been separated. The remainder will be separated through the third quarter of 2003.

      We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. This lease abandonment loss consists of the payments to be made for the remaining lease term of the abandoned space that aggregates $31.1 million, net of estimated sublease income of $14.1 million. The lease terms on the leased space to be abandoned ranges from five to eleven years. Management has made its best estimates of expected sublease income over the abandoned leases remaining term. The estimated sub lease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to paid by the sublessors. Our plan calls for the affected space to be abandoned by us at various dates through the third quarter of 2003. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates.

      The following table sets forth a summary of the restructuring charges, payment made against those charges and the remaining liabilities as of December 31, 2002.

			Balance as of
	Restructuring		Dec. 31,
	charges	Cash Usage	2002

Lease obligations and terminations	$17,019	$—	$17,019
Severance and related benefits	2,623	(940)	1,683

Total	$19,642	$(940)	$18,702

      Related to the lease abandonment charge, we recorded $1.2 million of accelerated depreciation on abandoned fixed assets in the year ended December 31, 2002, which is recorded as general and administrative expense. As a result of these charges we estimate savings of $0.8 million in depreciation expense in 2003.

      Interest and other income, net. Interest and other income, net increased to $2.1 million in 2002 from $1.8 million in 2001 and $1.7 million in 2000. The increase in other income in 2002 and 2001 was due to an increase in interest income, which was partially offset by interest expense related to notes payable.

      Income tax provision (benefit). The income tax provision was $79.0 million in 2002 compared to an income tax benefit of $7.2 million and $21.0 million in 2001 and 2000, respectively. During the third quarter of 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of our revenue decrease, our operating losses, our expectation of significant loss for the full year 2002 and the added uncertainty of the market in which we operate. This full valuation allowance resulted in an increase to the income tax provision of $77.9 million for 2002. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations. Prior to 2002, the tax amounts were based on management’s estimates of the effective tax rates to be incurred by us during those respective full years.

Liquidity and Capital Resources

      At December 31, 2002, our cash, cash equivalents and investment balance was $85.5 million.

      Net cash used by operating activities was $2.3 million in 2002 and net cash provided by operating activities was $23.6 million and $6.4 million in 2001 and 2000, respectively. Uses of cash in 2002 were due to an operating loss adjusted to exclude non-cash charges and increases in accounts receivable, and decreases in accrued liabilities and deferred revenue.

      Sources of cash in 2001, which offset our net loss and an increase in accounts receivable, were depreciation and amortization, increases to the provision for doubtful accounts, amortization of stock-based compensation and increases in deferred revenue. Sources of cash in 2000, which offset our net loss and increases in certain assets, were depreciation and amortization, increases to the provision for doubtful accounts, amortization of stock-based compensation and acquired in-process research and development, increases in accounts payable, accrued liabilities and deferred revenue.

      Net cash used in investing activities was $27.3 million, $13.3 million and $53.2 million in 2002, 2001 and 2000, respectively. In 2002, uses of cash were due to the acquisition of property and equipment, purchases of investments available for sale, and cash paid for substantially all of the technology of Chelsea. In 2001, uses of cash were due to the acquisition of property and equipment and purchases of investments available for sale, which was partially offset by the sale of investments available for sale. The increase in purchases of investments was due to our investing cash in higher yielding investments. We purchased investments designed to protect our capital investment. We purchase primarily short-term investments that have a low risk of capital loss, such as U.S. government securities, major corporation commercial paper, money market securities and tax-exempt municipal securities. In 2000, uses of cash were due to the acquisition of property and equipment, purchases of investments available for sale and cash paid for the HighTouch acquisition, which was partially offset by cash purchased in the acquisition.

      Net cash provided by financing activities was $13.1 million in 2002 and $28.5 million in 2001. Net cash used by financing activities was $5.4 million in 2000. Net cash provided by financing activities in 2002 and 2001 were due to the issuance of common stock for employee stock option exercises and stock plan purchases.

      We believe that our current cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Operating cash flows would be negatively impacted if we were unable to sign new customer contracts or if a significant number of customers were unable to pay for our solutions and services. Consumer spending, consumer confidence and other economic measures in the U.S. economy impact our customer base in the retail industry and negative trends in these measures may impact the amount and type of capital expenditures made by them.

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

      The following summarizes our contractual obligations, including purchase commitments at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands).

						After
Contractual Obligations	2003	2004	2005	2006	2007	2006

Operating leases	$7,174	$6,854	$5,958	$5,575	$5,742	37,122
Notes payable	90	81	—	—	—	—

Total contractual cash obligations	$7,264	$6,935	$5,958	$5,575	$5,742	$37,122

						After
Other Commercial Commitments	2003	2004	2005	2006	2007	2006

Standby letters of credit	$5,800	$—	$—	$—	$—	$1,881

Total contractual cash obligations	$5,800	$0	$0	$0	$0	$1,881

      As of December 31, 2002, there were no balances drawn against the line of credit or standby letters of credit.

      We have commitments with our strategic alliance partners, IBM and Accenture, whereby upon achieving certain revenue targets we may be obligated to issue shares and to make payments as outlined in footnotes 6 and 8 to the consolidated financial statements.

Factors That May Impact Future Results of Operations and Market Price of our Common Stock

      An investment in our common stock involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. As defined in the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, except for the historical information contained herein, some of the matters discussed in this Annual Report on Form 10-K contain forward looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECLINE.

      Our quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If our quarterly operating results fail to meet expectations, the trading price of our common stock could decline. In addition, significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

•	the demand for and market acceptance of our software solutions;

•	competitors’ announcements or introductions of new software solutions, services or technological innovations;

•	our ability to develop, introduce and market new products on a timely basis;

•	customer deferral of material orders in anticipation of new releases or new product introductions;

•	our success in expanding our sales and marketing programs;

•	technological changes or problems in computer systems;

•	general economic conditions which may affect our customers’ capital investment levels; and

•	our ability to reduce expense levels if our revenues decline and our ability to implement our restructuring plan.

      We currently derive a significant portion of our license revenue in each quarter from a small number of relatively large orders, and we generally recognize revenue from our licenses over the related technical advisory services period. If we are unable to recognize revenue from one or more substantial license sales for a particular fiscal quarter, our operating results for that quarter would be seriously harmed and our visibility for revenue deferred into future quarters would be reduced. In addition, the license of our products typically involves a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete an implementation may vary from customer to customer and may be protracted due to unforeseen circumstances. Because our revenues from implementation, maintenance and training services are largely correlated with our license revenue, a decline in license revenue would also cause a decline in our services revenue in the same quarter and in subsequent quarters. Because our sales cycle is long, we may have difficulty predicting when we will recognize revenue. If our quarterly revenue or operating results fall below expectations, the price of our common stock could fall substantially and we could become subject to additional securities class-action litigation. Litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operations.

      Additionally, our reporting period operating results would also be impacted if our customers did not purchase technical advisory support with our software solutions. With technical advisory support, revenues are recognized ratably over the advisory period, if all other revenue recognition criteria are met. Without the advisory services, revenues would be recognized when we execute the license agreement or contract, deliver the software, determine that collections of the proceeds is probable, and vendor specific objective evidence exists to allocate revenue to undelivered elements of the arrangement. Using these criteria, rather than our current revenue recognition policy with advisory services, could materially impact period over period results in our consolidated financial statements.

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

IN THE FOURTH QUARTER 2002, WE RECORDED RESTRUCTURING CHARGES AND ENACTED CERTAIN COST REDUCTION MEASURES IN RESPONSE TO THE DOWNTURN IN OUR FINANCIAL RESULTS. IF OUR RESTRUCTURING PLANS AND OUR COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, WE MAY SUFFER MATERIAL HARM TO OUR BUSINESS.

      In response to the recent downturn in our financial performance, we implemented restructuring plans and cost reduction measures to reduce our cost structure, which included workforce and facilities reductions. Our cost reduction measures may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce, reduced employee morale and decreased productivity, and may result in incidental employment related litigation. The workforce reductions impacted employees directly responsible for sales and research and development, which may affect our ability to close revenue transactions with our customers and potential customers and may affect our ability to finish development efforts on a timely basis. Further, sales force reductions will require an increase in sales resource productivity in order for us to achieve revenue projections. The failure to retain and effectively manage our remaining employees could increase our costs, hurt our development efforts and impact the quality of our customer service and products. Failure to achieve the desired results of our strategic initiatives or sufficiently reduce our workforce would harm our business, results of operations and financial condition.

IF OUR CURRENT PRODUCTS ARE NOT CONTINUED TO BE ACCEPTED OR WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY’S RAPID PACE OF CHANGE, SALES OF OUR PRODUCTS MAY DECLINE.

      Our business depends on the successful customer acceptance of our products and we expect that we will continue to depend on revenue from existing, new and enhanced versions of our products. In addition, our business would be harmed if our target customers do not adopt and/or expand their use of our products. In addition, potential customers are more deliberately evaluating solutions, which resulted in extended sales cycles in 2002. If we are unable to develop new software solutions or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our sales may decline. The life cycles of our products are difficult to predict because the market for our products is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render our existing products or services obsolete and unmarketable.

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

      We rely, and expect to continue to rely, on a number of third parties to implement our software solutions at customer sites. If we are unable to establish and maintain effective, long-term relationships with these implementation providers, or if these providers do not meet the needs or expectations of our customers, our revenue will be reduced and our customer relationships will be harmed. Our current implementation partners are not contractually required to continue to help implement our software solutions. Our software products perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Implementation of our software solutions can be a lengthy process.

      We may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support our needs. If third-party services are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet customers’ implementation needs and would increase our operating expenses and could reduce gross margins. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors’ products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners. Significant issues implementing our solutions could result in client dissatisfaction and could therefore cause delays or prevent us from collecting fees from our customers and could damage our ability to attract new customers.

WE HAVE BEEN NAMED A DEFENDANT IN SECURITIES CLASS ACTION LITIGATION AND DERIVATIVE ACTIONS AND WE MAY IN THE FUTURE BE NAMED IN ADDITIONAL LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT’S ATTENTION AND RESOURCES.

      As described in Part I — Item 3: Legal Proceedings, a number of shareholder class action suits have been filed naming the Company and/or certain of our current and former officers and directors as co-defendants. Two additional related derivative action suits have been filed on our behalf naming certain of our officers and directors. We believe these claims are subject to a variety of meritorious defenses, which we intend to vigorously pursue. However, it is possible that the litigation could be resolved adversely, could result in substantial costs and could divert management’s attention and resources, which could seriously harm our business.

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

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS COULD BE HARMED.

      We believe that our future success will depend significantly upon our ability to attract, integrate, motivate and retain skilled sales, research and development, marketing and management personnel. Competition for skilled personnel is intense and the software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that we will be successful in attracting, retaining and motivating the personnel required to grow and operate profitably. Failure to attract, retain and motivate qualified personnel would adversely affect our business.

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

COMPETITIVE PRESSURES COULD REDUCE OUR MARKET SHARE OR REQUIRE US TO REDUCE OUR PRICES, WHICH WOULD REDUCE OUR REVENUE AND/OR OPERATING MARGINS.

      The market for our software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede our ability to sell products and services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce prices, which would reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing, development or other resources, and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

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

A SUBSTANTIAL PORTION OF OUR REVENUE IS DERIVED FROM THE RETAIL INDUSTRY.

      We have in the past derived substantially all of our revenues from the license of our software products and the delivery of related service to retail customers. Our future growth and profitability is dependent upon increased sales to retailers. Recent world wide economic conditions and competitive pressures in the retail industry could negatively impact demand for our products and services. Such competitive pressures and softness of economic conditions could cause retail customers and potential customers to delay, cancel or reduce their information technology budgets and their spending on our software products and services.

IF WE FAIL TO OBTAIN ACCESS TO THE INTELLECTUAL PROPERTY OF THIRD PARTIES, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

      We must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties, including HNC Software, MicroStrategy, SeeBeyond, Sun, IBM, Accenture and Oracle. Our business would be seriously harmed if the providers from whom we license such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or prices or at all. Our inability to maintain or obtain this software could result in shipment delays or reduced sales of our products. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm business and operating results.

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

IF, IN THE FUTURE, THIRD PARTIES CLAIM THAT OUR PRODUCTS INFRINGE ON THEIR INTELLECTUAL PROPERTY, WE MAY INCUR SIGNIFICANT COSTS.

      There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grow and the functionality of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business and expose us to claims by our customers.

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

      We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	greater risk of uncollectable accounts and longer accounts receivable payment cycles;

•	changes in a specific country’s or region’s political, legal or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws or other localization legal requirements;

•	cost of and difficulty in staffing and managing widespread operations and foreign language skill limitations;

•	international variations in technology standards;

•	differing levels of protection of intellectual property; and

•	unexpected changes in regulatory requirements.

CONTINUED TERRORIST ATTACKS OR WAR COULD LEAD TO FURTHER ECONOMIC INSTABILITY WHICH COULD HARM OUR BUSINESS.

      Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C., on September 11, 2001, and current and future war risks may adversely affect our business, results of operation, financial condition or future growth. The United States has made strong overtures of going to war with Iraq. Terrorist attacks and potential war in the Middle East may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability and could adversely affect economic conditions, particularly in the retail industry.

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

Recent Accounting Pronouncements

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, we have no intangible assets with indefinite lives. Adoption of this statement resulted in no goodwill impairment losses and had no impact on our financial position as of January 1, 2002. In addition, the remaining useful lives of amortizable intangible assets were reviewed and deemed appropriate. The following information reflects our results of operations as they would have appeared had we not recorded goodwill amortization expense and its related tax effects during 2001 and 2000 (dollars in thousands, except per share amounts).

	2002	2001	2000

Net loss, as reported	$(123,583)	$(14,310)	$(42,905)
Add: Goodwill amortization expense, net of tax	—	4,667	3,379

Pro forma net loss	$(123,583)	$(9,643)	$(39,526)
Loss per share:
Basic and diluted — as reported	$(2.35)	$(0.29)	$(0.91)
Basic and diluted — pro forma	(2.35)	(0.19)	(0.84)

      In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation on December 31, 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, as outlined in SFAS No. 123, Accounting for Stock-Based Compensation. This statement also amends the financial statement disclosure requirements relating to stock-based compensation. We currently have no plans to adopt the fair value method of accounting for stock-based compensation.

Item 7A:	Qualitative and Quantitative Disclosures About Market Risk

      The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

Interest Rate Risk

      The fair value of our cash, cash equivalents and investments available for sale at December 31, 2002 was $85.5 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.2 million in notes payable as of December 31, 2002 are at a fixed interest rate.

	Expected Maturity Date

	2003	2004	Total	Fair Value

	(US$ in thousands)
Liabilities:
Long Term Debt	$90	$81	$171	$159
Average Interest Rate	7.0%	7.0%

Foreign Currency Exchange Rate Risk

      We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 25%, 28%, and 9% of our total sales were denominated in currencies other than the U.S. dollar in 2002, 2001 and 2000, respectively.

Equity Price Risk

      We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of December 31, 2002 we had substantially written off all of the value associated with our equity investments.

Item 8:	Financial Statements and Supplementary Data

      The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page 41.

Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Certain information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, under the caption “Certain Transactions.”

Item 14.	Controls and Procedures

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

      (b) There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of such evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this Annual Report

      1. Financial Statements. The following consolidated financial statements, and the related notes thereto, of us and the Report of Independent Accountants are filed as a part of this Annual Report on Form 10-K.

Page
Number

Retek Inc.:
Report of Independent Accountants	40
Consolidated Balance Sheets as of December 31, 2002 and 2001	41
Consolidated Statements of Operations as of December 31, 2002, 2001 and 2000	42
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	43
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000	44
Notes to Consolidated Financial Statements	45

      2. Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.

      3. Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

      (b) Reports on Form 8-K

      On August 14, 2002 and November 15, 2002, we filed a current report on Form 8-K, reporting under Item 9 that on August 14, 2002 and November 15, 2002 we submitted to the SEC certifications of Retek Inc.’s Chief Executive Officer, Steven D. Ladwig, and Chief Financial Officer, Gregory A. Effertz, pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      On October 2, 2002, we filled a current report on Form 8-K, reporting under Item 5 that we issued a press release that announced certain management changes.

Report of Independent Accountants

To the Board of Directors and Stockholders of

Retek Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 39 present fairly, in all material respects, the financial position of Retek Inc. (the Company) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 17, 2003, except as to Note 19 for which the date is February 6, 2003 and Note 16 for which the date is February 19, 2003

Retek Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$56,464	$70,166
Investments	29,045	13,408
Accounts receivable, net	43,185	41,409
Deferred income taxes	—	22,349
Other current assets	8,011	7,661

Total current assets	136,705	154,993
Investments	—	2,043
Deferred income taxes	—	51,878
Property and equipment, net	19,513	29,641
Intangible assets, net	28,287	42,418
Goodwill	13,817	13,817
Other assets	245	4,580

	$198,567	$299,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,708	$10,735
Accrued liabilities	13,345	14,167
Accrued restructuring costs	18,702	—
Deferred revenue	42,012	70,709
Note payable, current portion	81	73

Total current liabilities	89,848	95,684
Note payable, net of current portion	78	163
Deferred revenue, net of current portion	7,193	—

Total liabilities	97,119	95,847
Commitments and Contingencies (Notes 3, 9 and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value — 150,000 shares Authorized, 53,177 shares and 51,739 shares issued and outstanding at December 31, 2002 and 2001, respectively	532	518
Paid-in capital	278,680	262,021
Deferred stock-based compensation	(1,451)	(4,756)
Accumulated other comprehensive income (loss)	504	(1,026)
Accumulated deficit	(176,817)	(53,234)

Total stockholders’ equity	101,448	203,523

Total liabilities and stockholders’ equity	$198,567	$299,370

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue:
License and maintenance	$132,607	$131,682	$57,729
Services and other	59,225	47,792	34,228

Total revenue	191,832	179,474	91,957

Cost of revenue:
License and maintenance	34,673	35,277	23,323
Non-cash stock-based compensation amortization	205	386	584
Non-cash purchased software amortization	5,188	3,338	3,080

Total cost of license and maintenance revenue	40,066	39,001	26,987
Services and other	43,852	34,978	24,889
Non-cash stock-based compensation amortization	615	1,046	1,869

Total cost of services and other revenue	44,467	36,024	26,758

Total cost of revenue	84,533	75,025	53,745

Gross profit	107,299	104,449	38,212
Operating expenses:
Research and development	45,782	40,261	37,784
Non-cash stock-based compensation amortization	1,415	2,289	4,989

Total research and development expense	47,197	42,550	42,773
Sales and marketing	50,939	52,337	38,561
Non-cash stock-based compensation amortization	568	1,025	2,469

Total sales and marketing expense	51,507	53,362	41,030
General and administrative	17,922	20,420	10,788
Non-cash stock-based compensation amortization	338	597	1,018

Total general and administrative expense	18,260	21,017	11,806
Acquired in-process research and development	—	—	4,000
Acquisition related amortization of intangibles	8,749	10,839	4,201
Impairment of intangible asset	8,686	—	—
Restructuring expense	19,642	—	—

Total operating expenses	154,041	127,768	103,810

Operating loss	(46,742)	(23,319)	(65,598)
Interest income	1,898	2,354	3,029
Interest expense	(41)	(94)	(868)
Other income (expense), net	257	(432)	(450)

Loss before income tax provision (benefit)	(44,628)	(21,491)	(63,887)
Income tax provision (benefit)	78,955	(7,181)	(20,982)

Net loss	(123,583)	$(14,310)	$(42,905)

Basic and diluted net loss per common share	$(2.35)	$(0.29)	$(0.91)

Weighted average shares used in computing basic and diluted net loss per common share	52,483	49,925	47,232

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(123,583)	$(14,310)	$(42,905)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax provision (benefit)	74,227	(24,409)	(31,599)
Depreciation and amortization expense	29,252	28,555	13,640
Amortization of stock-based compensation	3,141	5,344	10,929
Provision for doubtful accounts	2,500	2,808	1,483
Write-off of note receivable	1,579	—	—
Impairment of intangible asset	8,686	—	—
Impairment of equipment	—	1,289	—
Tax benefit from stock option transactions	3,702	16,371	7,463
Acquired in-process research and development	—	—	4,000
Lease abandonment	—	5,253	—
Restructuring expense	19,642	—	—
Changes in assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(5,508)	(16,554)	(4,951)
Other assets	(1,460)	3,419	(5,637)
Accounts payable	4,970	(354)	4,474
Accrued liabilities	(1,941)	2,471	2,992
Deferred revenue	(17,524)	13,705	46,530

Net cash (used in) provided by operating activities	(2,317)	23,588	6,419

Cash flows from investing activities:
Cash purchased in business acquisition	—	—	166
Cash paid for business acquisition	—	—	(18,694)
Acquisition of intangible asset	(8,890)	—	—
Purchases of investments for sale	(195,664)	(235,165)	(31,717)
Sales of investments for sale	182,026	240,487	11,000
Acquisitions of property and equipment	(4,751)	(18,638)	(14,001)

Net cash used in investing activities	(27,279)	(13,316)	(53,246)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	13,135	28,676	11,246
Repayment of debt	(77)	(217)	(1,491)
Borrowings from HNC Software Inc.	—	—	598
Repayments to HNC Software Inc.	—	—	(15,399)

Net cash provided by (used in) financing activities	13,058	28,459	(5,046)

Effect of exchange rate changes on cash	2,836	377	(749)

Net (decrease) increase in cash and cash equivalents	(13,702)	39,108	(52,622)
Cash and cash equivalents at beginning of period	70,166	31,058	83,680

Cash and cash equivalents at end of period	$56,464	$70,166	$31,058

Significant non-cash investing and financing activities:
Business acquisition through issuance of Retek Inc. common stock	$—	$—	$7,503

Acquisition of property and equipment under capital leases	$—	$—	$10,200

Cost method of investment in exchange for software products in 2000 and removal of investment in 2002	$(4,000)	$—	$4,000

Minority investment through issuance of warrants	$—	$12,505	$—

Acquisition of intellectual property through issuance of common stock	$—	$30,198	$—

Supplemental cash flow disclosure:
Interest paid	$14	$17	$843

Income taxes paid	$929	$870	$1,123

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Loss
(in thousands)

					Accumulated	Retained
	Common stock			Deferred	other	earnings	Total
			Paid-in	stock-based	comprehensive	(accumulated	stockholders’	Comprehensive
	Shares	Amount	capital	compensation	income (loss)	deficit)	equity	loss

Balance at December 31, 1999	46,503	$465	$140,089	$(19,978)	$(582)	$3,981	$123,975
Tax benefit from HNC Software Inc. stock options			7,463				7,463
Common stock issuance costs			(287)				(287)
Common stock issued under Employee Stock Purchase Plan	612	6	7,939				7,945
Common stock and stock options issued for acquisition of HighTouch	389	4	7,499				7,503
Common stock issued	300	3	10,197				10,200
Common stock options exercised	359	4	3,584				3,588
Equity adjustments relating to HNC spin-off			(3,248)				(3,248)
Deferred stock-based compensation			656	(656)
Amortization of stock-based compensation				10,929			10,929
Unrealized gain on investments					60		60	60
Foreign currency translation adjustment					(628)		(628)	(628)
Net loss						(42,905)	(42,905)	(42,905)

Balance at December 31, 2000	48,163	$482	$173,892	$(9,705)	$(1,150)	$(38,924)	$124,595	$(43,473)

Tax benefit from stock options			16,371				16,371
Common stock issued under Employee Stock Purchase Plan	388	4	5,323				5,327
Common stock options exercised	2,212	22	23,347				23,369
Acquisition of intellectual property through issuance of common stock	976	10	30,188				30,198
Deferred stock-based compensation			395	(395)
Minority investment through issuance of warrants			12,505				12,505
Amortization of stock-based compensation				5,344			5,344
Unrealized gain on investments					55		55	55
Foreign currency translation adjustment					69		69	69
Net loss						(14,310)	(14,310)	(14,310)

Balance at December 31, 2001	51,739	$518	$262,021	$(4,756)	$(1,026)	$(53,234)	$203,523	$(14,186)

Tax benefit from stock options			3,702				3,702
Common stock issued under Employee Stock Purchase Plan	666	6	4,289				4,295
Common stock options exercised	772	8	8,832				8,840
Amortization of stock-based compensation				3,141			3,141
Deferred stock-based compensation			(164)	164
Unrealized gain on investments					11		11	11
Foreign currency translation adjustment					1,519		1,519	1,519
Net loss						(123,583)	(123,583)	(123,583)

Balance at December 31, 2002	53,177	$532	$278,680	$(1,451)	$504	$(176,817)	$101,448	$(122,053)

See accompanying notes to consolidated financial statements.

Retek Inc.

Notes to Consolidated Financial Statements
(unless otherwise noted, in thousands, except for share and per share amounts)

Note 1 — The Company and its Significant Accounting Policies

The Company

      Retek Inc. and its subsidiaries develop application software that provides a complete information infrastructure solution to the global retail industry. Our offerings include Merchandise Optimization and Planning, which automates decision making processes and enables management by exception; Merchandise Operations Management, which enables retailers to coordinate their operations and maintain a single source of data, Inventory Optimization and Planning, which enables retailers to combine their planning functions with their execution systems; Supply Chain Management, which enables retailers to take greater control of and manage their inventory supply chains; Integrated Store Operations, which help retailers reduce store operation costs and improve customer service; and Enterprise Infrastructure, which includes functions such as data warehousing, alerts and work flow, intuitive application usability and integration. Many of our products incorporate proprietary neural-network predictive technology that enhances the usefulness, accuracy, and adaptability of our applications enabling better decision-making by retailers. We are headquartered in Minneapolis, Minnesota. Our wholly owned subsidiaries include Retek Information Systems, Inc., Retek International, Inc. and HighTouch Technologies, Inc. (“we” “us” or the “Company”).

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

Basis of Presentation

      The consolidated financial statements include the accounts of Retek Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

Investments

      Investments in debt securities that are not cash equivalents have been designated as available for sale. Those securities, which consist of various high rated government securities, corporate commercial paper and other investments with high credit quality are reported at fair value, with net unrealized gains and losses included in stockholders’ equity. The net unrealized gain on investments was $11, $55 and $60 at December 31, 2002, 2001 and 2000, respectively. The debt securities mature in 2003 through 2006.

      The Company’s debt and marketable equity securities were as follows:

		Aggregate	Unrealized	Unrealized
	Cost	Fair Value	gains	losses

As of December 31, 2002:
Commercial paper	$11,588	$11,591	$3	$—
Government agencies	7,167	7,171	4	—
State and local municipalities debt	2,525	2,530	5	—
Corporate debt	7,754	7,753	—	(1)

	$29,034	$29,045	$12	$(1)
As of December 31, 2001:
Commercial paper	$1,000	$1,000	$—	$—
Government agencies	12,399	12,408	9	—
State and local municipalities debt	—	—	—	—
Corporate debt	1,997	2,043	46	—

	$15,396	$15,451	$55	$—

Accounts receivable

      Accounts receivable are initially recorded at fair value upon the sale of software licenses or services to customers. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts we take several factors into consideration including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are recorded as bad debt expense and are included in general and administrative expense in our consolidated statements of operations.

Property and Equipment

      Property and equipment are recorded at cost. We recognize depreciation and amortization expense using the straight-line method over the estimated useful lives of the assets of three to seven years. We amortize leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred. Depreciation and amortization expense of property and equipment was $14,943, $15,246, and $6,359 for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development

      Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the software is established. Technological

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

feasibility is determined after a working model has been completed. The Company’s software research and development costs primarily relate to software development during the period prior to technological feasibility and are charged to operations as incurred.

Intangible Assets

      Intangible assets, which consist principally of purchased software and intellectual property rights, are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from three to five years, with a weighted-average life of 4.2 years as of December 31, 2002.

Goodwill

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was being amortized on the straight-line basis over five years. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under this new statement, we no longer amortize goodwill, but instead test goodwill for impairment on at least an annual basis.

Impairment of Long-Lived Assets and Intangibles

      We evaluate the recoverability of long-lived assets and identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. During the fiscal year ended December 31, 2002, we recorded an impairment loss of $8.7 million related to an intangible asset (see Note 7). During the fiscal year ended December 31, 2001, we recorded an impairment loss of $1.3 million related to the write-off of certain computers and communications equipment (See Note 10).

      The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Impairment of Goodwill

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in its entirety on January 1, 2002, we evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluation of goodwill completed during 2002 in accordance with SFAS No. 142 resulted in no impairment losses. We also recorded no goodwill impairment losses during 2001 or 2000 prior to adopting SFAS No. 142.

Advertising

      We expense advertising costs as incurred. Advertising expense was approximately $657, $1,440, and $2,134 for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-based Compensation

      In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB Opinion No. 25). Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of our common stock at the date of the grant over the amount an employee must pay to acquire the stock. We account for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123. Additionally, under our current employee stock purchase plan, eligible employees are able to purchase Retek common stock at 85% of the lower of its fair market value at the beginning or end of each six-month purchase period. No compensation expense is recognized for the difference between the employees’ purchase price and the fair value of the stock. We have implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

      The table below illustrates the effect on net loss and loss per share if the fair value of options granted and purchases under our employee stock purchase plan had been recognized as compensation expense in accordance with provisions of SFAS No. 123. See Note 14 for additional information regarding employee stock plans.

	2002	2001	2000

Net loss, as reported	$(123,583)	$(14,310)	$(42,905)
Add: Stock-based employee compensation expense included in reported net loss	3,141	5,344	10,929
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards	(50,319)	(50,674)	(60,948)

Pro forma net loss	$(170,761)	$(59,640)	$(92,924)
Loss per share:
Basic and diluted — as reported	$(2.35)	$(0.29)	$(0.91)
Basic and diluted — pro forma	(3.25)	(1.19)	(1.97)

Revenue Recognition

      We recognize software license revenue upon meeting all of the following criteria: a license agreement or contract is executed; software is delivered; the license fee is fixed or determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence exists to allocate revenue to

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

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

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

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

Diversification of Credit Risk

      Our financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high credit quality financial institutions in order to limit the amount of our credit exposure. Our cash and cash equivalent balances at December 31, 2002, are deposited with five financial institutions. Cash and cash equivalents of $56.0 million exceed the insurance limitation of the United States Federal Deposit Insurance Corporation. Our software license and installation agreements and commercial development contracts are primarily with large customers in the retail industries. We maintain allowances for potential credit losses.

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

New Accounting Pronouncements

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, we have no intangible assets with indefinite lives. Adoption of this statement resulted in no goodwill impairment losses and had no impact on our financial position as of January 1, 2002. In addition, the remaining useful lives of amortizable intangible assets were reviewed and deemed appropriate. The following information reflects our results of operations as they would have appeared had we not recorded goodwill amortization expense and its related tax effects during 2001 and 2000.

	2002	2001	2000

Net loss, as reported	$(123,583)	$(14,310)	$(42,905)
Add: Goodwill amortization expense, net of tax	—	4,667	3,379

Pro forma net loss	$(123,583)	$(9,643)	$(39,526)
Loss per share:
Basic and diluted — as reported	$(2.35)	$(0.29)	$(0.91)
Basic and diluted — pro forma	(2.35)	(0.19)	(0.84)

      In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to termination of a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation on December 31, 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, as outlined in SFAS No. 123, Accounting for Stock-Based Compensation. This statement also amends the financial statement disclosure requirements relating to stock-based compensation. We currently have no plans to adopt the fair value method of accounting for stock-based compensation.

Net Loss Per Share

      Basic net loss per share is calculated based only on the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method. For periods prior to our initial public offering, the weighted average basic shares outstanding reflects the September 1999 reincorporation of Retek Inc. and the 40 for ..001 stock split of Retek Inc. common shares.

      For the year ended December 31, 2002, the calculation of diluted loss per share excludes the impact of the potential exercise of 9,821,289 stock options and a warrant to purchase 750,000 shares of our common stock because the effect would be antidilutive.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

Reclassifications

      Certain prior period amounts have been reclassified to conform with current period presentation.

Note 2 — Composition of Certain Financial Statement Captions

	December 31,

	2002	2001

Accounts receivable, net:
Billed	$43,906	$43,458
Unbilled	4,954	3,075

	48,860	46,533
Less allowance for doubtful accounts	(5,675)	(5,124)

	$43,185	$41,409

      Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be collected within one year.

      The following is a rollforward of the activity within the allowance for doubtful accounts:

	December 31,

	2002	2001	2000

Balance at beginning of period	$5,124	$5,216	$3,940
Provisions	2,500	2,808	1,483
Write-offs	(1,949)	(2,900)	(207)

Balance at end of period	$5,675	$5,124	$5,216

	December 31,

	2002	2001

Other current assets:
Other receivables	$1,734	$550
Prepaid expenses	6,277	6,349
VAT and other foreign tax receivable	—	762

	$8,011	$7,661

Property and equipment, net:
Computer equipment	$23,245	$31,172
Furniture and fixtures	12,283	13,630
Leasehold improvements	4,377	5,050

	39,905	49,852
Less accumulated depreciation and amortization	(20,392)	(20,211)

	$19,513	$29,641

      Computer equipment includes $10.2 million of assets held under capital leases as of December 31, 2001, and 2000. Accumulated amortization of these assets was $6.0 million and $1.5 million as of December 31, 2001 and 2000, respectively.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      Intangible assets were comprised of the following at December 31:

	2002			2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased software	$22,175	$(15,237)	$6,938	$13,312	$(9,806)	$3,506
Intellectual property	30,198	(9,562)	20,636	30,198	(3,523)	26,675
Distribution rights	—	—	—	12,120	(1,618)	10,502
Other	3,775	(3,062)	713	3,775	(2,040)	1,735

Intangible assets	$56,148	$(27,861)	$28,287	$59,405	$(16,987)	$42,418

      Total amortization of intangibles was $14,308 in 2002, $9,510 in 2001 and $3,952 in 2000. Based on the intangibles in service as of December 31, 2002, estimated amortization expense for each of the next five years ending December 31 is as follows:

2003	$10,022
2004	9,212
2005	6,778
2006	2,516

      The following intangible assets were acquired during the years indicated:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Amortization		Amortization		Amortization
	Amount	Period	Amount	Period	Amount	Period

Purchased software	$8,863	3 years	$—	—	$4,800	3 years
Intellectual property	—	—	30,198	5 years	—	—
Distribution rights	—	—	12,120	5 years	—	—
Other	—	—	—	—	1,900	3 years

Intangible assets	$8,863	3 years	$42,318	5 years	$6,700	3 years

      Goodwill — Changes in the carrying amount of goodwill for the years ended December 31 were as follows:

Balance, December 31, 1999.	$2,147
Goodwill acquired	19,716
Amortization of goodwill	(3,379)

Balance, December 31, 2000.	18,484
Amortization of goodwill	(4,667)

Balance, December 31, 2001 and 2002.	$13,817

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

	December 31,

	2002	2001

Accrued liabilities:
Payroll and related benefits	$7,987	$8,365
Other	5,358	5,802

	$13,345	$14,167

Deferred revenue:
Maintenance	$20,273	$52,956
License	24,433	16,136
Service	4,499	1,617

	$49,205	$70,709

Accumulated other comprehensive income (loss)
Foreign currency translation	$493	$(1,026)
Unrealized gain on marketable securities	11	55
Other	—	(55)

	$504	$(1,026)

Note 3 — Commitments

      We rent office space and certain office equipment under operating leases. We have certain lease obligations for our current corporate headquarters, which runs through 2014, our former corporate headquarters, which run through 2004 and other lease obligations, which run through 2003.

      At December 31, 2002, we were obligated through 2015 under non-cancelable operating leases for our facilities and certain equipment as follows:

Future Minimum
Lease Payments

2003	$7,174
2004	6,854
2005	5,958
2006	5,575
2007	5,742
Thereafter	37,122

      Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $9,109, $10,849, and $3,650 respectively, net of sublease income of $1,313, $1,349, and $1,052 for the corresponding periods, respectively.

      In connection with our restructuring plan (See Note 9) we plan to abandon certain of these leased properties, including a portion of our current corporate headquarters and are seeking subleases for this space.

      In the fourth quarter of 2001, we moved to our new corporate headquarters and completely vacated the premises covered by the former lease agreements. In the third quarter of 2001, upon the termination of discussions with a potential sublessor, we determined that it was unlikely that we would be able to sublease the old office space during the remaining lease periods. Accordingly, we recorded a $5.3 million loss on abandonment of leased space, included in general and administrative expenses. At December 31,

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

2002, the Company had an accrual of approximately $3.1 million to cover the remaining obligation on the underlying lease.

      We have licensing arrangements with third party software providers under which we pay a royalty when third party software is delivered to an end user. Each license arrangement contains no minimum royalty payments and has a one-year term, which renews automatically unless terminated by either party. Royalty expense, included in cost of license and maintenance revenues under these licensing arrangements for the years ended December 31, 2002, 2001 and 2000 was approximately $3,188, $1,918, and $2,398, respectively.

      The Company includes an indemnification in its software licensing agreements that indemnifies the licensee against liability and damages arising from any claims of patent, copyright or trade secret infringement by the Company’s software.

Note 4 — Acquisitions

      On May 10, 2000, we acquired HighTouch Technologies, Inc. (“HighTouch”) for a cash payment of $18,694 including direct acquisition costs and 389,057 shares of our common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $30,416 of which $26,416 was allocated to intangible assets and $4,000 was allocated to in-process research and development.

      In connection with our acquisition of HighTouch, acquired research and development of $4,000 was charged to operations on the acquisition date. HighTouch’s products provide real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owned certain direct consumer management technologies that we have incorporated into Retek CRM, our enterprise-level customer interaction system. The classification of the technology as complete or under development was made in accordance with the guidelines of SFAS No. 86, SFAS No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition, HighTouch had three products under development including Customer Order Management, which was subsequently completed by Retek in July 2000, and Customer Direct Marketing and Customer Loyalty and Retention, the core functionality of which was incorporated into our Data Warehouse product in September 2000.

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

$28,972

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

Note 5 — Acquisition of Intangible Asset

      On March 31, 2002, we acquired substantially all of the technology of Chelsea Market Systems, LLC (“Chelsea”) and assumed certain liabilities. The entire $8.9 million purchase price has been allocated to purchased software, an intangible asset. This purchased software is being amortized using the straight-line method over 36 months.

Note 6 — Strategic Alliance with IBM

      On September 5, 2000, we entered into a strategic relationship with International Business Machines Corporation (“IBM”). Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. This arrangement has been accounted for as a capital lease of the hardware and software. Accordingly, the aggregate fair value of our common shares issued of $10.2 million has been included in property and equipment and was amortized using the straight-line method over the twenty-seven month term of this portion of the arrangement.

      The Common Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements through 2003. Under the Stock Purchase Agreement, we will be obligated to pay IBM $15 million in shares of our common stock if 2003 revenue targets, as stated in the Stock Purchase Agreement, are met. The Common Stock Purchase Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met. The revenue targets for the year ended December 31, 2002 and 2001 were not met; therefore, no amounts were paid to IBM under this agreement with respect to sales in 2002 and 2001.

Note 7 — Minority Investments

Henderson Ventures, Inc.

      In April 2001, we signed a stock purchase agreement, a warrant agreement and a software development and distribution agreement with Henderson Ventures, Inc. (“Henderson”). In connection with these agreements, we issued a warrant to purchase 750,000 shares of our common stock, which were reserved for issuance, in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we are required to pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson. The fair value of the warrant of $12.1 million at that time was calculated using the Black-Scholes valuation model and $0.4 million was considered to be the value of the Henderson common stock. The warrant issued to Henderson is fully vested with a term of five years and is exercisable at $18.625 per share. The fair value of the warrant of $12.1 million was calculated using the Black-Scholes valuation model using the following assumptions: dividend yield of 0%, risk-free interest rate of 5.83%, contractual life of five years and a volatility of 137.27%.

      Because our relationship with Henderson has not generated software sales for us to-date, the increasing uncertainty about retailers’ future capital investments and other factors, we determined that an evaluation of the recoverability of the intangible asset related to Henderson was appropriate. As a result, we determined that no significant future cash flows are probable from our relationship with Henderson and the net book value of the intangible asset related to the software development and distribution agreement

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

of $8.7 million was impaired and was written off during the third quarter of 2002. In addition, we concluded that our cost method investment in Henderson of $0.4 million was impaired and was written off in 2002 and is reflected as a component of general and administrative expense. The write-off of $8.7 million was a non-cash expense and is reflected in the statement of operations as Impairment of intangible assets.

Multiasia, Inc.

      On June 21, 2000, we signed a shareholders agreement, a resellers agreement, a consulting services agreement and a subscription agreement with Multiasia, Inc. (“MAI”), for 7,960,000 shares or 19.9% of the shares of MAI. MAI is a Business-to-Business and Business-to-Consumer web based e-commerce company in the People’s Republic of China. In exchange for the common shares, MAI received the right to use certain of our software solutions and the right to sell our software solutions to the e-business community in the Republic of China. The estimated value of the shares received of $4.0 million was initially accounted for under the cost method and was included as a component of other assets. The corresponding $4.0 million value of the software solutions was recorded as a component of deferred revenue. As a result of evaluating the value of our investment in MAI, we determined that no significant future cash flows are probable. Accordingly, we removed the cost method investment and deferred revenue from our balance sheet during the third quarter of 2002. The transaction with MAI had no impact on our results of operations or cash flows in 2000, 2001 or 2002.

Note 8 — Strategic Alliance with Accenture

      On May 16, 2001, we established a strategic relationship with Accenture LLP (“Accenture”) pursuant to which Accenture became a development partner for our predictive applications. In connection with entering into this relationship, we issued 976,000 shares of our common stock valued at $30.2 million to Proquire LLC (“Proquire”), an affiliate of Accenture, in exchange for the license from Proquire to us of certain intellectual property to enable us to enhance our suite of retail-specific software. Our common stock that was issued to Accenture was valued at the average closing price of our common stock for the two days before, the day of, and the two days following the announcement of the Accenture arrangement, or $33.69 per share. The value of our common shares issued for the specified intellectual property of Accenture is included as a component of intangible assets and is being amortized using the straight-line method over the five-year life of the agreement.

      The agreement with Accenture also requires us to issue to Accenture warrants to purchase our common stock upon our achievement of certain revenue milestones for each fiscal year through 2005. The maximum number of warrants to be issued in each fiscal year is limited to 2% of the number of shares of our common stock then outstanding. For any amounts earned by Accenture in excess of 2% of our common stock then outstanding, we may elect to pay in cash, rather than issue additional warrants. The revenue targets for the year ended December 31, 2002, were not met; therefore, no warrants were issued to Accenture under this agreement with respect to sales in 2002.

      See Note 19, Subsequent Events, for a description of agreements entered into between Retek and Accenture after December 31, 2002.

Note 9 — Restructuring and other

      In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      The restructuring plan includes workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million of which we have paid $0.9 million. As of December 31, 2002, 139 of these 265 employees have been separated. The remainder will be separated through the third quarter of 2003.

      We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. This lease abandonment loss consists of the payments to be made for the remaining lease term of the abandoned space that aggregates $31.1 million, net of estimated sublease income of $14.1 million. The lease terms on the leased space to be abandoned ranges from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to paid by the sublessors. Our plan calls for the affected space to be abandoned by us at various dates through the third quarter of 2003. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates.

      The following table sets forth a summary of the restructuring charges, payment made against those charges and the remaining liabilities as of December 31, 2002.

	Restructuring	Cash	Balance as of
	charges	usage	Dec 31, 2002

Lease obligations and terminations	$17,019	$—	$17,019
Severance and related benefits	2,623	(940)	1,683

Total	$19,642	$(940)	$18,702

      Related to the lease abandonment charge, we recorded $1.2 million of accelerated depreciation on abandoned fixed assets in the year ended December 31, 2002, which is recorded as general and administrative expense.

Note 10 — Accelerated amortization and equipment impairment

      During the third quarter of 2001, we recorded an impairment loss of $1.3 million related to computer and communications equipment. In addition, we accelerated the amortization of leasehold improvements related to the leased space to be abandoned (See Note 3) such that the assets would be fully depreciated upon our move to the new corporate headquarters in the fourth quarter of 2001. Accordingly, we recorded accelerated amortization relating to these leasehold improvements of $2.1 million in 2001, which is included in general and administrative expense.

Note 11 — Notes Payable and Line of Credit

      On June 7, 2002, we entered into a line of credit agreement with a financial institution to provide a line of credit of $15.0 million. The line of credit bears interest on borrowings at a rate equal to prime rate in effect from time to time or at a fixed rate per annum calculated as LIBOR plus 2% and the agreement expires on June 1, 2004. As of December 31, 2002, we had no balances outstanding under the line of credit, which is collateralized by funds on account at the financial institution.

      As of December 31, 2002 and 2001, we had standby letters of credit totaling $7.7 million, and $5.1 million, respectively, and there were no balances drawn against those letters of credit.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      In addition we had notes payable outstanding as of December 31, 2002 as follows:

Note payable — interest at 7.0% due in monthly installments of $8 to November 2004.	$159
Less current maturities	(81)

Long-term portion	$78

Note 12 — Income Taxes

      Loss before income tax provision (benefit) was taxed under the following jurisdictions:

	Year Ended December 31,

	2002	2001	2000

Domestic	$(45,453)	$(23,282)	$(65,600)
Foreign	825	1,791	1,713

	$(44,628)	$(21,491)	$(63,887)

      The income tax expense (benefit) is summarized as follows:

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$—	$—	$—
State	—	—	63
Foreign	1,026	779	601
Deferred:
Federal	66,933	(5,377)	(15,915)
State	10,996	(2,583)	(5,731)
Foreign	—	—	—

	$78,955	$(7,181)	$(20,982)

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      Deferred tax assets are summarized as follows:

	December 31,

	2002	2001

Net operating loss carryforwards	$61,769	$39,575
Taxable pooling-of-interests basis difference	11,216	12,462
Tax credit carryforwards	6,224	3,538
Allowance for doubtful accounts	2,270	1,793
Depreciation	(573)	(685)
Intangible assets	2,227	3,106
Deferred revenue	7,229	13,056
Accrued restructuring	7,620	—
Accrued liabilities and other	(2,689)	1,382

Total deferred tax assets	95,293	74,227
Valuation allowance	(95,293)	—
Net deferred tax asset	$—	$74,227

      Significant management judgement is required in determining whether any valuation allowance should be recorded against our net deferred tax asset. During the three months ended September 30, 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of the revenue decreases in the third quarter of 2002, our operating losses for the three and nine months ended September 30, 2002, our expectation of a significant loss for the full year 2002 and the added uncertainty of the market in which we operate. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income.

      A reconciliation of the income tax benefit to the amount computed by applying the statutory federal income tax rate to income before income tax benefit is summarized as follows:

	Year Ended December 31,

	2002	2001	2000

Amounts computed at statutory federal rate	(15,620)	$(7,522)	$(22,360)
State income taxes, net of federal benefit	(2,526)	(1,204)	(3,671)
Tax credit carryforwards generated	(2,686)	(1,250)	(1,156)
Non-deductible goodwill and other non-deductible acquisition costs	—	1,599	2,665
Foreign income taxes	1,026	—	—
Stock based compensation	701	1,423	1,903
Other, net	2,767	(227)	1,637
Valuation allowance	95,293	—	—

Income tax provision (benefit)	$78,955	$(7,181)	$(20,982)

      At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $193,728. Substantially all carryforwards expire in 2020.

      We also had approximately $4,612 of federal research and development credit carryforwards expiring at various dates through 2022, $1,064 of state research and development credit carryforwards expiring at

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

various dates through 2022, and $548 of foreign tax credit carryforwards which expire at various dates through 2006.

Note 13 — Segment Information and Major Customers

      We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by references to the location of our operations for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Year Ended December 31,

	2002	2001	2000

Revenue by geographic area:
United States	$117,153	$118,476	$71,004
United Kingdom	45,614	49,009	7,424
Other	29,065	11,989	13,529

Total revenue	$191,832	$179,474	$91,957

      The following is long-lived asset information by geographic area:

	December 31,

	2002	2001	2000

Long-lived assets by geographic area:
United States	$60,400	$84,800	$54,016
Foreign	1,217	1,271	412

Total long-lived assets	$61,617	$86,071	$54,428

      Our foreign sales represent revenues from export sales, which are sales from the United States to foreign countries, and international operations, which are sales by our foreign operations. Export sales were $60,947, $52,590 and $12,408 for the years ended December 31, 2002, 2001 and 2000, respectively.

      We had one customer, which is not included in the table below, that represented 15% of accounts receivable at December 31, 2002. There were no such significant customers which represented greater than 10% of accounts receivable at December 31, 2001.

      Revenues from significant customers, those representing 10% or more of total revenue for the respective periods, are summarized as follows:

	Year Ending December 31,

	2002	2001	2000

Revenue:
Customer A	—	11%	12%
Customer B	10%	22%	—
Customer C	12%	—	—

Note 14 — Employee Benefit Plans

Retek Inc. Sponsored Plans

      During 1999, we adopted the 1999 Equity Incentive Plan (the “Incentive Plan”), the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), the 1999 Director Stock Option Plan (the “Directors Plan”)

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

and the Employee Stock Option Exchange Program (the “Exchange Program”). During 2000, we adopted the HighTouch Technologies, Inc. 1999 Stock Option Plan.

      The Incentive Plan provides for the Compensation Committee of the Board of Directors to award up to 9,000,000 shares of our common stock in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock or stock bonuses. Nonqualified stock options may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award or 110% of fair market value of the stock at the date of the awards to more than 10% stockholders. Options and stock appreciation rights granted under the Incentive Plan may have a term of up to 10 years. The Compensation Committee of the Board of Directors has the discretion to award restricted stock and stock bonuses, as they deem appropriate. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2002, 3,486,188 options were exercisable.

      The Purchase Plan provides for the issuance of a maximum of 700,000 shares of our common stock. Each purchase period, eligible employees may designate between 2% and 15% of their cash compensation, subject to certain limitations, to be deducted from their pay for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share, as defined by the Purchase Plan, on the first day of the two-year offering period and the date of purchase. Employee contributions to the plan were $4,293 during the year ended December 31, 2002. In total, 665,677 shares were issued to employees during the year ended December 31, 2002.

      The HighTouch Technologies, Inc. 1999 Stock Option Plan provides for the Compensation Committee of the Board of Directors to award up to 2,000,000 shares of our common stock in the form of nonqualified stock options. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2002, 505,365 options were exercisable.

      The Directors Plan provides for the issuance of up to 400,000 nonqualified stock options to our outside directors. Under the provisions of the Directors Plan, options to purchase 25,000 shares of our common stock will be granted to outside directors upon their becoming a member of the Board of Directors and 7,500 additional options will be granted on each anniversary of the initial grant, so long as they remain on the Board of Directors. Options under the Directors Plan will be granted at the fair value of the stock at the grant date and vest entirely one year from the date of grant. At December 31, 2002, 125,000 shares were exercisable.

      In 1999, we granted stock options to our employees and directors, under the Equity Incentive Plan and the Directors Plan, to purchase approximately 7,362,000 shares of our common stock. Of the approximately 7,262,000 options granted to employees, 6,239,000 were granted in connection with the exchange of HNC stock options by our employees. These options were granted at an exercise price of $10 per share. The difference between the option price and market value at the date of the grant has been recorded as additional paid-in capital with an offsetting debit within stockholders equity to deferred stock-based compensation. Due to the terms of the vesting, compensation will be accelerated in the early years and resulted in compensation charges of $3,141, $5,344 and $10,929 in the years ending December 31, 2002, 2001 and 2000, respectively.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      Transactions relating to our employees and directors under our Stock Option Plans during the years ended December 31, 2002 and 2001 are summarized as follows (shares in thousands):

	December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	8,845	$17.27	8,406	$13.60	7,411	$10.38
Options granted at market value	2,751	21.01	3,303	22.78	1,506	30.57
Options granted at less than market value	0	0.00	25	1.00	178	10.98
Options exercised	(772)	11.44	(2,212)	10.56	(359)	10.00
Options canceled	(1,003)	20.60	(677)	19.91	(330)	18.99

Outstanding at end of year	9,821	18.44	8,845	17.27	8,406	13.62

Options exercisable at end of year	4,116		1,885		1,812
Weighted average fair value of options granted during the year	$19.19		$17.27		$24.86

	Options Outstanding
				Options Exercisable
		Weighted
		Average		Number
	Number	Remaining	Weighted	Outstanding at	Weighted
Range of	Outstanding at	Contractual	Average	December 31,	Average
Exercise Prices	December 31, 2002	Life (in years)	Exercise Price	2002	Exercise Price

$ 1.00 to $4.54.	232	9.65	$2.98	25	$1.00
4.69 to 10.00.	3,765	6.95	9.82	2,408	10.00
11.00 to 17.88.	2,007	8.17	15.91	828	16.32
17.93 to 25.50.	2,156	8.94	23.14	186	20.86
25.69 to 72.00.	1,651	8.28	36.86	663	40.33
72.69 to 74.13.	10	7.14	72.98	6	73.07

	9,821	7.93	18.44	4,116	16.68

HNC Software Inc. Sponsored Plans

      When the company was a part of HNC, employees participated in HNC Incentive Plans. During 1999 our employees were given the opportunity to exchange their HNC options granted through the HNC Incentive Plans for a grant of our stock options through our Incentive Plan. During 1999, our employees exchanged 1,136,000 HNC stock options for the right to receive our stock options.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      Transactions relating to our employees under HNC’s stock option plan during the years ended December 31, 2001 and 2000 are summarized as follows (shares in thousands):

	Year Ended December 31,

	2001		2000

		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1	$7.33	340	$30.62
Options granted	0	0.00	0	0.00
Options exercised	0	0.00	(327)	30.56
Options canceled	(1)	7.33	(12)	30.89

Outstanding at end of year	0	0.00	1	7.33

Options exercisable at end of year	0		1
Weighted average fair value of options granted during the year

Financial Accounting Standard No. 123 Information

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2002, 2001 and 2000, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 2.64%, 3.94%, and 5.12%; expected volatilities of 165%, 106%, and 130%; and expected lives of 2.0 years past the vesting date for all three years. The fair value of the employees’ purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions for 2002, 2001 and 2000, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 1.72%, 3.64%, and 5.50%; expected volatilities of 165%, 106%, and 130%; and an expected life of six months for all three years. The weighted average fair value of those purchase rights granted in 2000 for HNC stock was $7.29. The weighted average fair value of those purchase rights granted in 2002, 2001 and 2000 for our stock was $12.76, $15.07 and $8.33, respectively.

Note 15 — Preferred Stock

      We have authorized 5,000,000 shares of $0.01 par value preferred stock. The specific terms of any preferred stock will be determined by our board of directors prior to issuance.

Note 16 — Contingencies

Federal Litigation in the U.S. District Court for the Southern District of New York

      Between June 11 and June 26, 2001, three class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 were filed in the Southern District of New York against us, certain of our current and former officers and directors, and certain underwriters of our initial public offering (“IPO”). On August 9, 2001, these actions were consolidated for pre-trial purposes before a single judge along with similar actions involving the initial public offerings of numerous other issuers.

      On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 20, 2002, the plaintiffs filed an amended complaint in which they elected to proceed with their claims against us and the individual officers and directors only

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint alleges that the prospectus filed in connection with the IPO was false or misleading in that it failed to disclose: (i) that the underwriters allegedly were paid excessive commissions by certain of the underwriters’ customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for our stock. Plaintiffs contend that, as a result of the omissions from the prospectus and alleged market manipulation through the use of analysts, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2001, and that the defendants are liable for unspecified damages to those persons who purchased our common stock during that period.

      On July 15, 2002, the Company and the individual defendants, along with the rest of the issuers and related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers were filed. The Court rendered its decision on February 19, 2003, which granted dismissal in part of a claim against one of the individual defendants and denied dismissal in all other respects. The class action suits may now proceed to the discovery phase. We intend to defend against these claims vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations.

Federal Litigation in the U.S. District Court for the District of Minnesota

      Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against us and certain of our current and former officers and directors. Specifically, the complaints allege that, among other things, between October 17, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The complaints claim that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further allege that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs seek compensatory damages and other unspecified relief. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003, and we anticipate that the lead plaintiff will file a Consolidated Complaint. After such Consolidated Complaint is filed, defendants will answer or respond to these allegations.

      We dispute plaintiffs’ allegations in the federal class actions in Minnesota and believe that the allegations are subject to a variety of meritorious defenses. We intend to establish a vigorous defense. While there can be no assurance, and while the outcome of federal class action litigation cannot be predicted with certainty, our management currently believes that the ultimate outcome of the federal class action litigation in Minnesota is unlikely to have a material adverse affect on our financial position, results of operations or cash flows. Despite our belief that the federal class action complaints in Minnesota are without merit, it is possible that the federal litigation in Minnesota could be resolved adversely. Were the federal court in Minnesota to issue a ruling or rulings unfavorable to us, such ruling or rulings could have a material adverse impact on the results of operations for the period in which the ruling occurs, or in a period thereafter.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

State Derivative Litigation in Hennepin County, Minnesota

      In addition to the above federal litigation, in December 2002 two shareholder derivative lawsuits were filed in state court in Hennepin County, Minnesota, against certain of our current and former officers and directors, naming us as a nominal defendant. Plaintiffs in both derivative cases have agreed to coordinate their respective actions, and the process of coordination is currently underway. The derivative suits claim that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. The derivative complaints seek compensatory and other damages, restitution, disgorgement, and other legal and equitable relief. As stated above, the complaints are brought derivatively on our behalf, and consequently do not seek relief from us. We however, have entered into indemnification agreements in the ordinary course of business with certain of the officer and director defendants and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law.

      While there can be no assurance, our management currently believes that the ultimate outcome of the derivative proceedings will not have a material adverse affect on our financial position, results of operations, or cash flows. However, we are unable to predict with certainty the results of the derivative litigation.

Legal Proceedings that Arise in the Ordinary Course of Business

      In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters will not have a material impact on our financial position, results of operations or cash flows.

Note 17 — Transactions with HNC

      As described in Note 1, in 2000 the financial statements include significant transactions with HNC for services such as treasury, cash management, employee benefits, taxes, financial reporting, legal, corporate marketing and general corporate services prior to the Distribution. There were no charges incurred during fiscal year 2002 or 2001 due to our separation from HNC on October 2, 2000. During fiscal year 2000, HNC charged for these services through the date of our separation on October 2, 2000. HNC charged us $598 for such expenses for the year-ended December 31, 2000. These charges were principally included in sales and marketing expenses and general and administrative expenses. Management believes these allocations approximate the costs that would have been incurred had we performed these functions as a stand-alone entity.

      Certain of our employees participated in the HNC Stock Purchase Plan. Amounts included in the payable to HNC Software Inc. related to the Purchase Plan were $263 as of December 31, 2000.

      Our employees also participated in an HNC-sponsored 401(k) plan prior to the Distribution and then our employees participated in a Retek Inc. sponsored 401(k) plan. We matched employee contributions up to of 25% of the first 6% employee contribution or 50% of the first sixteen hundred dollars, which ever is greater for the first quarter 2000. We then started to match 40% of the first 6% employee contribution or 50% of the first sixteen hundred dollars, whichever is greater for the second through fourth quarter 2000. Contributions were $1,361, $1,441 and $676 for the years ended December 31 2002, 2001 and 2000, respectively.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      The amount payable to HNC Software Inc. includes allocations of expenses for all corporate services, income taxes and other intercompany transactions, plus cash advances net of repayments. The amount payable did not bear interest. The average monthly balances due to HNC up to our separation on October 2, 2000 for the year ended December 31, 2000 was $1,719.

      The change in the amount payable to HNC includes the following:

	2001	2000

Balance at beginning of period	$598	$15,399
Cost allocations payable to HNC	0	598
Cash transfers from HNC	0	0
Cash transfers to HNC	(598)	(15,399)

Net change during the period	598	14,801

Balance at end of period	$0	$598

Note 18 — Selected Quarterly Financial Data (Unaudited)

2002	Mar 31	June 30	Sep 30	Dec 31	Total

Revenues	$53,547	$60,756	$40,453	$37,076	$191,832
Gross profit	34,268	38,066	18,682	16,283	107,299
Net (loss) income	1,631	2,237	(94,994)	(32,457)	(123,583)
Basic and diluted income (loss) per share	$0.03	$0.04	$(1.80)	$(0.61)	$(2.35)

2001	Mar 31	June 30	Sep 30	Dec 31	Total

Revenues	$37,025	$43,641	$47,521	$51,287	$179,474
Gross profit	20,446	25,324	26,721	31,958	104,449
Net loss income	(6,821)	(1,098)	(6,855)	464	(14,310)
Basic and diluted loss per share	$(0.14)	$(0.02)	$(0.14)	$0.01	$(0.29)

      The summation of quarterly net loss per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

Note 19 — Subsequent Events

      On February 5, 2003, our Board of Directors approved a grant of 4,396,750 stock options to our employees. This grant utilized most of our shares available for future issuance as of that date. The recent trading prices for our stock have reduced the value of stock options granted to employees prior to 2003. We granted these options to employees in February 2003 across all business functions and all geographies to assist in the retention of personnel, which is critical to our business.

      On February 6, 2003, we entered into several new long-term agreements with Accenture. Accenture will provide us with a portion of our required development resources to make custom modifications of our software and to develop software that is funded by customers. In order to obtain competitive rates, we have agreed to utilize a certain minimum number of annual development days of Accenture resources. Additionally, Accenture hired the employees in our training, translation and documentation departments and will provide resources to us in these areas as an outsourcing partner.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retek Inc.

By:	/s/ STEVEN D. LADWIG

Steven D. Ladwig
President and Chief Executive Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title (Capacity)

/s/ STEVEN D. LADWIG Steven D. Ladwig	President and Chief Executive Officer, Director (PRINCIPAL EXECUTIVE OFFICER)

/s/ GREGORY A. EFFERTZ Gregory A. Effertz	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer and Secretary (PRINCIPAL FINANCIAL OFFICER)

/s/ JOHN BUCHANAN John Buchanan	Chairman of the Board of Directors

/s/ N. ROSS BUCKENHAM N. Ross Buckenham	Director

/s/ WARD CAREY Ward Carey	Director

/s/ GLEN A. TERBEEK Glen A. Terbeek	Director

/s/ STEPHEN E. WATSON Stephen E. Watson	Director

/s/ WILLIAM J. WALSH William J. Walsh	Director

CERTIFICATIONS

I, Steven D. Ladwig, certify that:

1. I have reviewed this annual report on Form 10-K of Retek Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN D. LADWIG

Steven D. Ladwig
President and Chief Executive Officer

Date: March 12, 2003

CERTIFICATIONS

      I, Gregory A. Effertz, certify that:

1. I have reviewed this annual report on Form 10-K of Retek Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GREGORY A. EFFERTZ

Gregory A. Effertz
Principal Financial Officer

Date: March 12, 2003

Index to Exhibits

Exhibit
Number	Exhibit Description

2.1**	Agreement and Plan of Merger and Reorganization between Retek Logistics, Inc. and Registrant
2.2*	Separation Agreement
2.3*	Technology License Agreement
2.4*	Tax Sharing Agreement
2.5*	Services Agreement
2.6*	Corporate Rights Agreement
2.7*	Stock Contribution Agreement
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
10.5**	Retek 1999 Equity Incentive Plan
10.6**	Retek 1999 Employee Stock Purchase Plan
10.7**	Retek 1999 Director Stock Option Plan
10.9***	Lease Agreement between Ryan 900, LLC and Retek Inc.
10.10***	First Amendment to Lease Agreement between Ryan 900, LLC and
10.11****	Retek Inc. Employment Agreement of Steven D. Ladwig
10.12+	Change in control agreement by and between the Registrant and Steven D. Ladwig
10.13+	Change in control agreement by and between the Registrant and Gregory A. Effertz
10.14+	Change in control agreement by and between the Registrant and Peter A. Espinosa
10.15+	Change in control plan by and between the Registrant and John Goedert and James B. Murdy
10.16	Employment agreement of John Buchanan dated as of August 4, 2001
10.17++	Change in control plan by and between the Registrant and Duncan B. Angove
10.18	Change in control plan by and between the Registrant and John Gray
10.19	Offer letter by and between the Registrant and John Gray
10.20	Offer letter by and between the Registrant and Peter A. Espinosa
21.1	Schedule of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (contained on signature page)

*	Filed as an exhibit to our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2000, and incorporated herein by reference.

**	Filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-86841), effective November 17, 1999, and incorporated herein by reference.

***	Filed as an exhibit to our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, and incorporated herein by reference.

****	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

+	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, and incorporated herein by reference.

++	Please see change of control plan by and between the Registrant and John Goedert and James Murdy as filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, and incorporated herein by reference.