Form 10-Q
period 2003-03-31
RETEK INC
filed 2003-05-14
CIK 1094360

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [   ]

     As of May 1, 2003, the number of shares of the Registrant’s common stock outstanding was 53,844,003.

TABLE OF CONTENTS

RETEK INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

INDEX

PART I — FINANCIAL INFORMATION
ITEM 1: Financial Statements
Consolidated Balance Sheet at March 31, 2003 a nd December 31, 2002
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002
Notes to the Consolidated Financial Statements
ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
ITEM 4: Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1: Legal Proceedings
ITEM 2: Changes in Securities and Use of Proceeds
ITEM 3: Defaults Upon Senior Securities
ITEM 4: Submission of Matters to a Vote of Security Holders
ITEM 5: Other Information
ITEM 6: Exhibits and Reports on Form 8-K

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 3 — Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, among other things, the matters described in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Impact Future Results of Operations.”

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Retek Inc.

Consolidated Balance Sheet
(in thousands, except per share data)

	MARCH 31,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$70,612	$56,464
Investments	19,407	29,045
Accounts receivable, net	37,838	43,185
Other current assets	8,221	8,011

Total current assets	136,078	136,705
Investments	1,832	—
Property and equipment, net	16,425	19,513
Intangible assets, net	25,352	28,287
Goodwill	13,817	13,817
Other assets	245	245

Total Assets	$193,749	$198,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,840	$15,708
Accrued liabilities	13,162	13,345
Accrued restructuring costs	17,420	18,702
Deferred revenue, current portion	46,355	42,012
Note payable, current portion	83	81

Total current liabilities	94,860	89,848
Note payable, net of current portion	55	78
Deferred revenue, net of current portion	6,290	7,193

Total liabilities	101,205	97,119
Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value — 150,000 shares authorized 53,177 shares issued and outstanding at March 31, 2003 and December 31, 2002	532	532
Paid-in-capital	279,314	278,680
Deferred stock-based compensation	(1,352)	(1,451)
Accumulated other comprehensive loss	247	504
Accumulated deficit	(186,197)	(176,817)

Total stockholders’ equity	92,544	101,448

Total liabilities and stockholders’ equity	$193,749	$198,567

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
License and maintenance	$20,156	$41,732
Services and other	17,402	11,815

Total revenue	37,558	53,547

Cost of revenue:
License and maintenance	5,477	9,587
Non-cash stock-based compensation amortization	73	50
Non-cash purchased software amortization	1,139	812

Total cost of license and maintenance revenue	6,689	10,449
Services and other	13,655	8,672
Non-cash cost of services and other revenue	130	158

Total cost of services and other revenue	13,785	8,830

Total cost of revenue	20,474	19,279

Gross profit	17,084	34,268
Operating expenses:
Research and development	9,795	12,019
Non-cash research and development expense	316	360

Total research and development expense	10,111	12,379
Sales and marketing	9,975	13,321
Non-cash sales and marketing expense	131	154

Total sales and marketing expense	10,106	13,475
General and administrative	4,898	3,574
Non-cash general and administrative expense	83	89

Total general and administrative expense	4,981	3,663
Acquisition related amortization of intangibles	1,797	2,444

Total operating expenses	26,995	31,961

Operating income (loss)	(9,911)	2,307
Other income, net	550	389

Income (loss) before income tax provision	(9,361)	2,696
Income tax provision	19	1,065

Net income (loss)	$(9,380)	$1,631

Basic net income (loss) per common share	$(0.18)	$0.03

Weighted average shares used in computing basic net income (loss) per common share	53,177	51,856

Diluted net income (loss) per common share	$(0.18)	$0.03

Weighted average shares used in computing diluted net income (loss) per common share	53,177	54,815

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(9,380)	$1,631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	600	—
Depreciation and amortization expense	6,347	6,628
Amortization of stock-based compensation	733	810
Deferred income taxes	—	1,049
Changes in assets and liabilities:
Accounts receivable	4,929	(140)
Other assets	(210)	(349)
Accounts payable	2,132	3,097
Accrued liabilities	(1,465)	1,129
Deferred revenue	3,440	3,890

Net cash provided by operating activities	7,126	17,745

Cash flows from investing activities:
Asset acquisition	—	(8,890)
Net sales (purchases) of investments	7,817	(4,743)
Acquisitions of property and equipment	(324)	(1,955)

Net cash (used in) provided by investing activities	7,493	(15,588)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	—	4,320
Repayment of debt	(21)	(19)

Net cash provided (used in) by financing activities	(21)	4,301

Effect of exchange rate changes on cash	(450)	(517)

Net increase in cash and cash equivalents	14,148	5,941
Cash and cash equivalents at beginning of period	56,464	70,166

Cash and cash equivalents at end of period	$70,612	$76,107

See accompanying notes to consolidated financial statements.

RETEK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and its Significant Accounting Policies

The Company

     Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc., Retek International, Inc. and HighTouch Technologies, Inc. (“we” “us” or the “Company”), develop application software that provides a complete information infrastructure solution to the global retail industry. We provide innovative technology solutions that help retailers create, manage and fulfill consumer demand. Our solutions and services have been developed specifically to meet the needs of the retail industry. We believe the processes and methodologies embedded in our solutions reflect the best retail practices of our customers and partners. By supporting core retail business processes, our solutions help retailers improve the efficiency of their operations and build stronger relationships with their customers. We are headquartered in Minneapolis, Minnesota.

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

     We believe the accompanying unaudited financial information for interim periods presented reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2002. The interim financial information contained in this Quarterly Report on Form 10-Q is not necessarily indicative of the results to be expected for any other interim period or for an entire year.

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

Note 2 — Stock-Based Compensation

     We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

     The following table compares net income (loss) and earnings (loss) per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition Disclosure, issued in December 2002 (in thousands except per share amounts):

	Quarter Ended
	March 31,

	2003	2002

Net income (loss), as reported	$(9,380)	$1,631
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax impact	733	491
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,316)	(7,744)
Pro forma net loss	$(10,963)	$(5,622)
Earnings (loss) per share, as reported:
Basic and Diluted	$(0.18)	$0.03
Pro forma loss per share:
Basic	$(0.21)	$(0.11)
Diluted	$(0.21)	$(0.10)

Note 3 – Per Share Data

     Basic earnings per share is calculated using the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method.

     For the three months ended March 31, 2003, the calculation of diluted earnings per share excludes the impact of the potential exercise of 9,018,043 stock options and a warrant to purchase 750,000 shares of our common stock because the effect would be anti-dilutive.

     For the three months ended March 31, 2002, the calculation of diluted earnings per share includes the impact of the potential exercise of 2,958,392 stock options and warrants outstanding at March 31, 2002. In addition, for the three months ended March 31, 2002, the calculation of diluted earnings per share excludes the impact of the potential exercise of 1,679,465 stock options outstanding at March 31, 2002, because their effect would be anti-dilutive.

Note 4 – Asset Acquisition

     On March 31, 2002, we acquired substantially all of the technology of Chelsea Market Systems, LLC (“Chelsea”) and assumed certain liabilities for a net cash purchase price of $8.9 million. The entire $8.9 million purchase price has been allocated to purchased software, an intangible asset. This purchased software is being amortized using the straight-line method over 36 months.

Note 5 – Reclassifications

     Certain prior period amounts have been reclassified to conform to current period presentation.

Note 6 – Contingencies

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

Federal Litigation in the U.S. District Court for the District of Minnesota

     Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against us and certain of our current and former officers and directors. Specifically, the complaints allege that, among other things, between October 17, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The complaints claim that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further allege that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs seek compensatory damages and other unspecified relief. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003, and the lead plaintiff filed a Consolidated Complaint on April 15, 2003. Defendants will answer or respond to these allegations.

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

State Derivative Litigation in the State of Minnesota, District Court, Hennepin Count

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

Note 7 – Restructuring and Other

     In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

     The restructuring plan includes workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million of which we have paid $2.0 million as of March 31, 2003. As of March 31, 2003, 200 of these 265 employees have been separated. The remainder will be separated through the third quarter of 2003.

     We recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. This lease abandonment loss consists of the payments to be made for the remaining lease term of the abandoned space that aggregates $31.1 million, net of estimated sublease income of $14.1 million. The lease terms on the leased space to be abandoned ranges from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. Our plan calls for the affected space to be abandoned by us at various dates through the third quarter of 2003. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates.

     The following table sets forth a summary of the restructuring charges, payment made against those charges and the remaining liabilities as of March 31, 2003.

	Balance as of	Cash	Balance as of
	Dec 31, 2002	Usage	Mar. 31, 2003

Lease obligations and terminations	$17,019	$(213)	$16,806
Severance and related benefits	1,683	(1,069)	614

Total	$18,702	$(1,282)	$17,420

     Related to the lease abandonment charge, we recorded $1.4 million of accelerated depreciation on fixed assets abandoned in the three-month period ended March 31, 2003, which is recorded as general and administrative expense.

     Note 8 – Income Taxes

     During the quarter ended September 30, 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of the revenue decreases in the third quarter of 2002, our operating losses for the three and nine months ended September 30, 2002, our then current expectation of a significant loss for the full year 2002 and the added uncertainty of the market in which we operate. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income.

     Note 9 – Comprehensive (Loss) Income

     The following table presents the calculation of comprehensive (loss) income:

	Three-Months Ended March 31,

	2003	2002

Net income (loss)	$(9,380)	$1,631
Unrealized gain (loss) on available for sale investments, net of tax	10	(25)
Translation adjustment	(267)	(273)

Comprehensive income (loss)	$(9,637)	$1,333

Note 10 – Commitments

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial position; however, management is continuing to evaluate the impact on future financial statements. The following is a summary of our agreements that management has determined are within the scope of FIN No. 45.

     We license our software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third party. These agreements generally limit our indemnification obligations based on industry-standards and geographical parameters, and give us the right to replace an infringing product. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe our internal development processes and other practices limit our exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by our employees, assign to us various intellectual property rights. We have not incurred significant costs payable to a customer or business partner to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is not significant. Accordingly, there are no liabilities recorded for these agreements as of March 31, 2003.

     We enter into services agreements with customers for the implementation of our software. We also may subcontract those services to our business partners. From time to time, we include in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with our vendors may also impose similar indemnification obligations on us for personal injury, tangible property damage or other claims. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general liability and umbrella insurance policies that enable us to recover a portion of certain amounts paid. We have not incurred significant costs payable to a customer to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is not significant. Accordingly, there are no liabilities recorded for these agreements as of March 31, 2003.

     We have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, we would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is not significant. Accordingly, there are no liabilities recorded for these agreements as of March 31, 2003.

     Delaware law and our certificate of incorporation and bylaws provide that we will, under certain circumstances and subject to certain limitations, indemnify any person made, or threatened to be made, a party to a proceeding by reason of that person’s former or present official capacity with us against judgments, penalties, fines, settlements and reasonable expenses. Any such person also is entitled, subject to limitations, to payment or reimbursement of reasonable expenses in advance of the final disposition of the proceeding. The maximum potential amount of future payments we could be required to make under these indemnification arrangements is unlimited; however, we have insurance policies that enables us to recover a portion of certain amounts paid. We have not incurred significant costs payable to an indemnitee to defend lawsuits or settle claims related to these indemnification arrangements. As a result, management believes the estimated fair value of these arrangements is minimal. Accordingly, there are no liabilities recorded for these agreements as of March 31, 2003.

     When a customer purchases support for our software products, we generally warrant that those products then eligible for support will operate materially and substantially as described in the documentation that is provided with that software. We also generally warrant that our services will be provided by trained personnel and in a professional manner using commercially reasonable efforts. If necessary, we provide for the estimated cost of product and service warranties based on specific warranty claims and claim history.

     Note 11 – Segment Information

     We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by references to the location of our operations for the three months ended March 31, 2003 and 2002 are as follows:

	Three-Months Ended March 31,

	2003	2002

Revenue by geographic area:
United States	$21,578	$40,418
United Kingdom	8,127	9,107
Other	7,853	4,022

Total revenue	$37,558	$53,547

     The following is long-lived asset information by geographic area:

	Mar. 31,	Dec. 31,
	2003	2002

Long-lived assets by geographic area:
United States	$54,562	$60,400
Foreign	1,033	1,217

Total long-lived assets	$55,595	$61,617

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

     Customers who license our software generally purchase maintenance contracts, typically covering renewable annual periods. In addition, customers may purchase consulting services, which are customarily billed at a fixed daily rate plus out-of-pocket expenses. Contract development services, including new product development services, are typically performed at a fixed daily rate plus out-of-pocket expenses or for a fixed fee. We also offer training services that are billed on a per student or per class session basis.

     We market our software solutions worldwide through direct and indirect sales channels. Indirect sales channels represent sales contracted by other entities on our behalf. Revenue generated from our direct sales channel accounted for approximately 100% of total revenue for the three-month period ended March 31, 2003, compared to 98% for the corresponding prior year period.

     Revenue attributable to customers outside of North America accounted for approximately 33% of total revenue for the three-month period ended March 31, 2003, compared to 24% for the corresponding prior year period. Approximately 25% of our sales were denominated in currencies other than the U.S. dollar for the three month period ended March 31, 2003, compared to 16% for the corresponding prior year period.

Acquisitions and Strategic Relationships

     On March 31, 2002, we acquired substantially all of the technology of Chelsea and assumed certain liabilities for a net cash purchase price of $8.9 million. The entire $8.9 million purchase price has been allocated to purchased software, an intangible asset. This purchased software is being amortized using the straight-line method over 36 months.

Critical Accounting Policies and Estimates

     For discussion on critical accounting policies and estimates, see our 2002 Annual Report on Form 10-K.

Results of Operations

     The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

	AS A PERCENTAGE OF
	TOTAL REVENUE
	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Revenue:
License and maintenance	54%	78%
Services and other	46	22

Total revenue	100	100
Cost of revenue:
License and maintenance	18	20
Services and other	37	16

Total cost of revenue	55	36

Gross margin	45	64
Operating expenses:
Research and development	27	23
Sales and marketing	27	25
General and administrative	13	7
Acquisition related amortization of intangibles	5	5

Total operating expenses	72	60

Operating income (loss)	(27)	4
Other income, net	2	1

Income (loss) before income tax provision	(25)	5
Income tax provision	0	2

Net income (loss)	(25)	3
Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	33%	25%
Cost of services and other revenue, as a percentage of services and other revenue	79%	75%

Three Months Ended March 31, 2003 and 2002

Revenue

     Total revenue. Total revenue decreased 30% to $37.6 million for the three-month period ended March 31, 2003, from $53.5 million for the corresponding prior year period.

     License and maintenance revenue. License and maintenance revenue decreased 52% to $20.2 million for the three-month period ended March 31, 2003, from $41.7 million for the corresponding prior year period. The decrease was due to a slow down in the U.S. and world economy and our potential customers more deliberately evaluating solutions, which have resulted in extended sales cycles. Maintenance revenues decreased $1.1 million for the three-month period ended March 31, 2003 as compared to the corresponding prior year period, primarily due to one customer not renewing their maintenance agreement because the customer made a strategic decision to outsource all IT functions to a third party provider.

     Services and other revenue. Services and other revenue increased 47% to $17.4 million for the three-month period ended March 31, 2003, from $11.8 million for the corresponding prior year period. The increase in services and other revenue was primarily due to the continued demand for our services skills within our expanding customer base. Consulting and custom development revenues increased $4.6 million for the period ended March 31, 2003 as compared to the corresponding prior year period. We have relationships with third party integrators and consultants that contract either with us or directly with our customers for services and other integration needs. These customer projects may involve various levels of involvement with these third party integrators; therefore, increases in our services and other revenues may not be proportionate with increases in our license and maintenance revenues.

     Non-Cash Charges. Certain non-cash expenses are presented separately on our statement of operations as components of cost of revenue, research and development, sales and marketing and general administrative. These non-cash charges consist of amortization of stock-based compensation and amortization of purchased software. Cost of license and maintenance revenue presents separately amortization of purchased software. We believe that the presentation of these charges separately on the face of the statement of operations facilitates the understanding of the individual statement of operations line items. Deferred stock-based compensation represents the difference between the exercise price and the fair value of our common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock-based compensation was $0.7 million and $0.8 million for the three-month period ended March 31, 2003 and 2002, respectively. Amortization of purchased software results from our purchase of certain core technologies of WebTrak Limited and HighTouch Technologies, Inc. and the acquisition of substantially all of the technology of Chelsea. Amortization of intangible assets is included in non-cash cost of revenues license and maintenance and was $1.1 million and $0.8 million, for the three-month period ended March 31, 2003 and 2002, respectively.

     Cost of Revenue

     Cost of license and maintenance revenue. Cost of license and maintenance revenue consists of fees for third party software products that are integrated into our products, third party license development costs, salaries and related expenses of our customer support organization, other infrastructure costs, and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue decreased 36% to $6.7 million for the three-month period ended March 31, 2003, from $10.4 million for the corresponding prior year period. The decrease was primarily due to a $4.4 million decrease in third party consultant costs. Third party consultants were used in the prior year to help complete several large funded development contracts. These projects were largely completed in the prior year and there were fewer new funded development projects, comparably, to take their place in the three-month period ended March 31, 2003, however, in future periods we anticipate the use of additional third party consultant resources to complete pending development contracts.

     Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization, cost of third parties contracted to provide consulting services to our customers, and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 56% to $13.8 million for the three-month period ended March 31, 2003, from $8.8 million for the corresponding prior year period. The increase was primarily due to a $1.4 million increase in personnel and related costs and a $3.5 million increase in third party consulting fees for custom modification work. Third party consultants are used on an as needed basis depending on the availability and skills of internal resources and our ability to leverage our relationships with third party integrators. As a percentage of services and other revenue, cost of services and other revenue increased to 79% for the three-month period ended March 31, 2003 from 75% for the corresponding prior year period. This increase in cost of services was due to the need to use third party contractors to complete services projects; average third party contractor costs are typically higher than internal employee costs.

Operating Expenses

     Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization, fees paid to third-party consultants and an allocation of facilities and depreciation expenses. Research and development expenses decreased 18% to $10.1 million for the three-month period ended March 31, 2003, from $12.4 million for the corresponding prior year period. The decrease was primarily due to a $2.4 million decrease in personnel and related costs, which was caused by a decrease in R&D personnel as a result of our restructuring efforts. In the future, if our internal resources are not sufficient to complete necessary development activities, we anticipate leveraging third party consultants to assist in development.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization, sales commissions, costs of marketing programs, including public relations, advertising, trade shows and sales collateral and an allocation of facilities and depreciation expenses. Sales and marketing expenses decreased 25% to $10.1 million for the three-month period ended March 31, 2003, from $13.5 million for the corresponding prior year period. The decrease was due to a $1.9 million decrease in employee and related costs, a $1.0 million decrease in marketing costs and a $1.1 million decrease in direct allocation depreciation for an asset that was fully depreciated as of December 31, 2002. These decreases were partially offset by increases in pre-sales consulting required by potential customers as they are making more deliberate decisions for larger capital expenditures. We expect the absolute dollar of expenditures in sales and marketing to decrease as a result of our restructuring efforts, primarily due to the decrease in the number of employees.

     General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations, legal and other professional service fees and an allocation of facilities costs and depreciation expenses. General and administrative expenses increased 36% to $5.0 million for the three-month period ended March 31, 2003, from $3.7 million for the corresponding prior year period. This increase was primarily due to $1.4 million of accelerated depreciation charges for assets abandoned in connection with our restructuring efforts and $0.7 million due to CEO severance costs. We expect the absolute dollar of expenditures in general and administrative to decrease, primarily due to the decrease in the number of employees.

     Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles decreased 26% to $1.8 million for the three-month period ended March 31, 2003, from $2.4 million for the corresponding prior year period. The decrease was because certain intangible assets were fully amortized in 2002.

     Restructuring and Other. In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

     The restructuring plan includes workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million of which we have paid $2.0 million as of March 31, 2003. As of March 31, 2003, 200 of these 265 employees have been separated. The remainder will be separated through the third quarter of 2003.

     We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. This lease abandonment loss consists of the payments to be made for the remaining lease term of the abandoned space that aggregates $31.1 million, net of estimated sublease income of $14.1 million. The lease terms on the leased space to be abandoned ranges from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. Our plan calls for the affected space to be abandoned by us at various dates through the third quarter of 2003. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates.

     The following table sets forth a summary of the restructuring charges, payment made against those charges and the remaining liabilities as of March 31, 2003.

	Balance as of	Cash	Balance as of
	Dec 31, 2002	Usage	Mar. 31, 2003

Lease obligations and terminations	$17,019	$(213)	$16,806
Severance and related benefits	1,683	(1,069)	614

Total	$18,702	$(1,282)	$17,420

     Related to the lease abandonment charge, we recorded $1.4 million of accelerated depreciation on fixed assets abandoned in the three-month period ended March 31, 2003, which is recorded as general and administrative expense.

     Other income, net. Other income, net increased to $0.6 million for the three-month period ended March 31, 2003, from $0.4 million for the corresponding prior year period. The increase was primarily due to the recovery of a note receivable previously written off.

     Income tax provision. The income tax provision decreased $1.0 million for the three-month period ended March 31, 2003, compared to the corresponding prior year period. During the third quarter of 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of our revenue decrease, our operating losses, our expectation of significant loss for the full year 2002 and the added uncertainty of the market in which we operate. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations. Through the second quarter of 2002, the tax amounts were based on management’s estimates of the effective tax rates to be incurred by us during those respective full years.

Liquidity and Capital Resources

     At March 31, 2003, our balance of cash, cash equivalents, and investments available for sale was $91.9 million.

     Net cash provided by operating activities was $7.1 million for the three-month period ended March 31, 2003, compared to $17.7 million for the corresponding prior year period. Sources of cash for the quarter ended March 31, 2003 include, operating cash flow adjustments for depreciation and amortization expense, amortization of stock based compensation and bad debt provisions, as well as increases in accounts payable and deferred revenue and a decrease of accounts receivable. Uses of cash for the three-month period ended March 31, 2003, were due to net losses and a decrease in accrued liabilities.

     Net cash provided by investing activities was $7.5 million for the three month period ended March 31, 2003, compared to $15.6 million used by investing activities for the corresponding prior year period. Sources of cash for the three-months ended March 31, 2003 included net sales of investments for sale. The increase in sales of investments was due to the maturing of investments for sale. We purchase investments designed to protect our capital investment, primarily short-term investments that have a low risk of capital loss, such as U.S. government securities, major corporation commercial paper, money market securities and tax-exempt municipal securities.

     Net cash used in financing activities was $21,000 for the three-month period ended March 31, 2003, compared to $4.3 million provided by financing activities for the corresponding prior year period.

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

Factors That May Impact Future Results of Operations

     An investment in our common stock involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. As defined in the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, except for the historical information contained herein, some of the matters discussed in this Quarterly Report on Form 10-Q contain forward looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements.

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

     We currently derive a significant portion of our license revenue in each quarter from a small number of relatively large orders, and we generally recognize revenue from our licenses over the related technical advisory services period. If we are unable to recognize revenue from one or more substantial license sales for a particular fiscal quarter, our operating results for that quarter would be seriously harmed and our visibility for revenue deferred into future quarters would be reduced. In addition, the license of our products typically involves a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete an implementation may vary from customer to customer and may be protracted due to unforeseen circumstances. Because our revenues from implementation, maintenance and training services are largely correlated with our license revenue, a decline in license revenue may also cause a decline in our services revenue in the same quarter and in subsequent quarters. Because our sales cycle is long, we may have difficulty predicting when we will recognize revenue. If our quarterly revenue or operating results fall below expectations, the price of our common stock could fall substantially and we could become subject to additional securities class-action litigation. Litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operations.

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

CONTINUED TERRORIST ATTACKS OR GLOBAL UNREST COULD LEAD TO FURTHER ECONOMIC INSTABILITY WHICH COULD HARM OUR BUSINESS.

     Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C., on September 11, 2001, and current and future global unrest may adversely affect our business, results of operation, financial condition or future growth. Terrorist attacks and global unrest may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability and could adversely affect economic conditions, particularly in the retail industry.

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

Interest Rate Risk

     The fair value of our cash, cash equivalents and investments available for sale at March 31, 2003 was $91.9 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.1 million in notes payable are at a fixed interest rate.

	Expected Maturity Date

March 31, 2003	2003	2004	Total	Fair Value

	(US$ in thousands)
Liabilities:
Long Term Debt	$68	$81	$149	$138
Average Interest Rate	7.0%	7.0%	7.0%

Foreign Currency Exchange Rate Risk

     We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 25% of our sales were denominated in currencies other than the U.S. dollar for the three month period ended March 31, 2003, compared to 16% during the corresponding prior year period.

Equity Price Risk

     We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of March 31, 2003, we had substantially written off all of the value associated with our equity investments.

Item 4: Controls and Procedures

     (a)  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in our periodic SEC filings. In March 2003, Retek hired a director of internal audit who, with the assistance of our independent accountants, will continue our ongoing analysis of our disclosure controls and internal controls.

     (b)  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of such evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Federal Litigation in the U.S. District Court for the District of Minnesota

     Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against us and certain of our current and former officers and directors. Specifically, the complaints allege that, among other things, between October 17, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The complaints claim that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further allege that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs seek compensatory damages and other unspecified relief. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003, and the lead plaintiff filed a Consolidated Complaint on April 15, 2003. Defendants will answer or respond to these allegations.

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

State Derivative Litigation in the State of Minnesota, District Court, Hennepin Count

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

     No matters were submitted to a vote of security holders during the first quarter of 2003.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     10.21 Employment agreement by and between the Registrant and Martin J. Leestma

     99 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K.

     On March 12, 2003 we filed a current report on Form 8-K, reporting under Item 9 that on March 12, 2003 we submitted to the SEC certifications of Retek Inc.’s Chief Executive Officer, Steven D. Ladwig, and Chief Financial Officer, Gregory A. Effertz, pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     On March 17, 2003, we filed a current report on Form 8-K, reporting under Item 5 that we issued a press release announcing certain management changes.

     On April 22, 2003 we furnished a current report on Form 8-K, reporting under Item 9 that we issued a press release disclosing material non-public information regarding the results of operations for the quarter ended March 31, 2003 that included additional information that was not in accordance with, or an alternative for, generally accepted accounting principles.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retek Inc.

By: /s/ Gregory A. Effertz

Gregory A. Effertz
Senior Vice President, Finance and
Administration, Chief Financial Officer,
Treasurer and Secretary (Principal
Financial and Accounting Officer)
Date: May 14, 2003

CERTIFICATIONS

I, Martin J. Leestma, certify that:

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

Date: May 14, 2003	By: /s/ Martin J. Leestma
Martin J. Leestma
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

Date: May 14, 2003	By: /s/ Gregory A. Effertz
Gregory A. Effertz
Principal Financial Officer

Index to Exhibits

Exhibit	Exhibit Descriptions	Method of Filing

10.21	Employment Agreement by and between the Registrant and Martin J. Leestma	Filed Electronically
99	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically