Form 10-Q
period 2003-06-30
RETEK INC
filed 2003-08-13
CIK 1094360

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes [X] No [  ]

     As of August 1, 2003, the number of shares of the Registrant’s common stock outstanding was 53,940,271.

RETEK INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

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

PART I - FINANCIAL INFORMATION

     ITEM 1: FINANCIAL STATEMENTS

Retek Inc.
Consolidated Balance Sheet
(in thousands, except per share data)

	JUNE 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$67,119	$56,464
Investments	15,244	29,045
Accounts receivable, net	37,904	43,185
Other current assets	7,454	8,011

Total current assets	127,721	136,705
Investments	5,127	—
Property and equipment, net	14,818	19,513
Intangible assets, net	22,837	28,287
Goodwill	13,817	13,817
Other assets	283	245

Total Assets	$184,603	$198,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,563	$15,708
Accrued liabilities	10,841	13,345
Accrued restructuring costs	16,366	18,702
Deferred revenue	41,959	42,012
Note payable, current portion	84	81

Total current liabilities	89,813	89,848
Deferred revenue, net of current portion	5,200	7,193
Note payable, net of current portion	31	78

Total liabilities	95,044	97,119
Stockholders’ equity:
Preferred stock, $0.01 par value - 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value - 150,000 shares authorized, 53,890 and 53,177 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	539	532
Paid-in capital	281,262	278,680
Deferred stock-based compensation	(1,017)	(1,451)
Accumulated other comprehensive income	1,095	504
Accumulated deficit	(192,320)	(176,817)

Total stockholders’ equity	89,559	101,448

Total liabilities and stockholders’ equity	$184,603	$198,567

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30

	2003	2002	2003	2002

Revenue:
License and maintenance	$21,708	$45,711	$41,864	$87,443
Services and other	21,186	15,045	38,588	26,860

Total revenue	42,894	60,756	80,452	114,303

Cost of revenue:
License and maintenance	6,747	10,300	12,224	19,887
Non-cash stock-based compensation amortization	38	51	111	101
Non-cash purchased software amortization	872	1,550	2,011	2,362

Total cost of license and maintenance revenue	7,657	11,901	14,346	22,350
Services and other	15,520	10,632	29,175	19,304
Non-cash cost of services and other revenue	30	157	160	315

Total cost of services and other revenue	15,550	10,789	29,335	19,619

Total cost of revenue	23,207	22,690	43,681	41,969

Gross profit	19,687	38,066	36,771	72,334
Operating expenses:
Research and development	12,037	13,573	21,832	25,592
Non-cash research and development expense	121	365	437	725

Total research and development expense	12,158	13,938	22,269	26,317
Sales and marketing	8,550	14,175	18,525	27,496
Non-cash sales and marketing expense	41	142	172	296

Total sales and marketing expense	8,591	14,317	18,697	27,792
General and administrative	3,321	4,316	8,219	7,890
Non-cash general and administrative expense	34	85	117	174

Total general and administrative expense	3,355	4,401	8,336	8,064
Acquisition related amortization of intangibles	1,645	2,048	3,442	4,492
Restructuring expense	119	—	119	—

Total operating expenses	25,868	34,704	52,863	66,665

Operating income (loss)	(6,181)	3,362	(16,092)	5,669
Other income, net	209	828	759	1,217

Income (loss) before income tax provision	(5,972)	4,190	(15,333)	6,886
Income tax provision	151	1,953	170	3,018

Net income (loss)	$(6,123)	$2,237	$(15,503)	$3,868

Basic net income (loss) per common share	$(0.11)	$0.04	$(0.29)	$0.07

Weighted average shares used in computing basic net income and (loss) per common share	53,639	52,384	53,409	52,490

Diluted net income (loss) per common share	$(0.11)	$0.04	$(0.29)	$0.07

Weighted average shares used in computing diluted net income (loss) per common share	53,639	54,934	53,409	55,248

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	SIX MONTHS ENDED
	JUNE 30

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(15,503)	$3,868
Adjustments to reconcile net income (loss) to net cash provided By (used in) operating activities:
Provision for doubtful accounts	1,000	400
Depreciation and amortization expense	10,965	14,098
Amortization of stock-based compensation	997	1,611
Deferred income taxes	—	2,907
Changes in assets and liabilities:
Accounts receivable	3,930	(3,374)
Other assets	519	347
Accounts payable	4,855	(1,536)
Accrued liabilities	(4,840)	(690)
Deferred revenue	(2,046)	(4,792)

Net cash provided by (used in) operating activities	(123)	12,839

Cash flows from investing activities:
Asset acquisition	—	(8,890)
Net sales (purchases) of investments	8,671	(8,578)
Acquisitions of property and equipment	(820)	(3,679)

Net cash provided by (used in) investing activities	7,851	(21,147)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	2,026	11,725
Repayment of debt	(44)	(38)

Net cash provided by financing activities	1,982	11,687

Effect of exchange rate changes on cash	945	1,111

Net increase in cash and cash equivalents	10,655	4,490
Cash and cash equivalents at beginning of period	56,464	70,166

Cash and cash equivalents at end of period	$67,119	$74,656

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

Note 2 - Stock-Based Compensation

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

     The following table compares net income (loss) and earnings (loss) per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition Disclosure, issued in December 2002 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss) as reported	$(6,123)	$2,237	$(15,503)	$3,868
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax impact	264	427	997	905

		Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(7,763)	(8,007)	(10,079)	(15,615)
Pro forma net loss		$(13,622)	$(5,343)	$(24,585)	$(10,842)
Income (loss) per share, as reported
	Basic and Diluted	$(0.11)	$0.04	$(0.29)	$0.07
Pro forma loss per share:
	Basic	$(0.25)	$(0.10)	$(0.46)	$(0.21)
	Diluted	$(0.25)	$(0.60)	$(0.46)	$(0.20)

Note 3 - Per Share Data

     Basic earnings per share is calculated using the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method.

     For the three and six months ended June 30, 2003, the calculation of diluted earnings per share excludes the impact of the potential exercise of 11,829 stock options outstanding because their effect would be anti-dilutive. For the three and six months ended June 30, 2002, the calculation of diluted earnings per share includes the impact of the potential exercise of 7,440 and 7,496 stock options and warrants outstanding, respectively. In addition, the calculation of diluted earnings per share excludes the impact of the potential exercise of 3,009 and 2,703 stock options outstanding for the three and six months ended June 30, 2002, respectively, because their effect would be anti-dilutive.

Note 4 - Asset Acquisition

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

     On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 20, 2002, the plaintiffs filed an amended complaint in which they elected to proceed with their claims against us and the individual officers and directors only under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint alleges that the prospectus filed in connection with the IPO was false or misleading in that it failed to disclose: (i) that the underwriters allegedly were paid excessive commissions by certain of the underwriters’ customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for our stock. Plaintiffs contend that, as a result of the omissions from the prospectus and alleged market manipulation through the use of analysts, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased our common stock during that period.

     On July 15, 2002, the Company and the individual defendants, along with the rest of the issuers and related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers were filed. The Court rendered its decision on February 19, 2003, which granted dismissal in part of a claim against one of the individual defendants and denied dismissal in all other respects

     On June 30, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth.

     The Company believes that it and the individual defendants have meritorious defenses to the claims made in the complaint and, if the MOU does not result in a formal settlement approved by the Court, intends to contest the lawsuit vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations.

Federal Litigation in the U.S. District Court for the District of Minnesota

     Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003. The consolidated complaint (the “Consolidated Complaint”) alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against us and certain of our current and former officers and directors. Specifically, the Consolidated Complaint alleges that, among other things, between June 19, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The Consolidated Complaint alleges that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further allege that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs seek compensatory damages and other unspecified relief. On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. Briefing on the motion is currently in process. The Court has not yet set a hearing date on the motion.

     We dispute plaintiffs’ allegations in the consolidated federal class actions in Minnesota and believe that the allegations are subject to a variety of meritorious defenses. We intend to establish a vigorous defense. While there can be no assurance, and while the outcome of federal class action litigation cannot be predicted with certainty, our management currently believes that the ultimate outcome of the consolidated federal class action litigation in Minnesota is unlikely to have a material adverse affect on our financial position, results of operations or cash flows. Despite our belief that the consolidated federal class action is without merit, it is possible that the litigation could be resolved adversely. Were the federal court in Minnesota to issue a ruling or rulings unfavorable to us, such ruling or rulings could have a material adverse impact on the results of operations for the period in which the ruling occurs, or in a period thereafter.

State Derivative Litigation in the State of Minnesota, District Court, Hennepin County

     In addition to the above federal litigation, in December 2002 two shareholder derivative lawsuits were filed in state court in Hennepin County, Minnesota, against certain of our current and former officers and directors, naming us as a nominal defendant. Plaintiffs in both derivative cases have agreed to consolidate their respective actions, although the derivative plaintiffs have not yet filed a consolidated derivative complaint. The derivative suits claim that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. The derivative complaints seek compensatory and other damages, restitution, disgorgement, and other legal and equitable relief. As stated above, the complaints are brought derivatively on our behalf, and consequently do not seek relief from us. We however, have entered into indemnification agreements in the ordinary course of business with certain of the officer and director defendants and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law.

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

     The restructuring plan includes workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million in the fourth quarter of 2002. In the second quarter of 2003 we recorded an additional charge of $0.1 million to reflect adjustments to final severance benefits paid. As of June 30, 2003, substantially all payments had been made to the severed individuals.

     We recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. This lease abandonment loss consists of the payments to be made for the remaining lease term of the abandoned space that aggregates $31.1 million, net of estimated sublease income of $14.1 million. The lease terms on the leased space to be abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. Our plan calls for the affected space to be abandoned by us at various dates through the third quarter of 2003. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates.

     The following table sets forth a summary of the restructuring charges, payment made against those charges and the remaining liabilities as of June 30, 2003.

	Balance as of	Adjustments	Cash	Balance as of
	Dec. 31, 2002	to provision	Usage	June 30, 2003

Lease obligations and terminations	$17,019	$—	$(653)	$16,366
Severance and related benefits	1,683	119	(1,802)	—

Total	$18,702	$119	$(2,455)	$16,366

     Related to the lease abandonment charge, we recorded $0.3 and $1.7 million of accelerated depreciation on fixed assets abandoned in the three and six-month periods ended June 30, 2003, which is recorded as general and administrative expense.

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

     The income tax provision for the three and six months ended June 30, 2003 relates to state and foreign income taxes.

Note 9 – Comprehensive (Loss) Income

     The following table presents the calculation of comprehensive (loss) income:

	Six Months Ended June 30,
	2003	2002

Net income (loss)	$(15,503)	$3,868
Unrealized gain (loss) on available for sale investments, net of tax	(9)	(26)
Translation adjustment	600	133

Comprehensive income (loss)	$(14,912)	$3,975

Note 10 – Commitments

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial position. The following is a summary of our agreements that management has determined are within the scope of FIN No. 45.

     We license our software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third party. These agreements generally limit our indemnification obligations based on industry standards and geographical parameters, and give us the right to replace an infringing product. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe our internal development processes and other practices limit our exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by our employees, assign to us various intellectual property rights. We have not incurred significant costs payable to a customer or business partner to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is not significant. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2003.

     We enter into services agreements with customers for the implementation of our software. We also may subcontract those services to our business partners. From time to time, we include in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with our vendors may also impose similar indemnification obligations on us for personal injury, tangible property damage or other claims. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general liability and umbrella insurance policies that enable us to recover a portion of certain amounts paid. We have not incurred significant costs payable to a customer to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is not significant. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2003.

     We have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, we would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is not significant. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2003.

     Delaware law and our certificate of incorporation and bylaws provide that we will, under certain circumstances and subject to certain limitations, indemnify any person made, or threatened to be made, a party to a proceeding by reason of that person’s former or present official capacity with us against judgments, penalties, fines, settlements and reasonable expenses. Any such person also is entitled, subject to limitations, to payment or reimbursement of reasonable expenses in advance of the final disposition of the proceeding. The maximum potential amount of future payments we could be required to make under these indemnification arrangements is unlimited; however, we have insurance policies that enables us to recover a portion of certain amounts paid. We have not incurred significant costs payable to an indemnitee to defend lawsuits or settle claims related to these indemnification arrangements. As a result, management believes the estimated fair value of these arrangements is minimal. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2003.

     When a customer purchases support for our software products, we generally warrant that those products then eligible for support will operate materially and substantially as described in the documentation that is provided with that software. We also generally warrant that our services will be provided by trained personnel and in a professional manner using commercially reasonable efforts. If necessary, we provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. Historically, these costs have not been significant.

Note 11 – Segment Information

     We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by references to the location of our operations for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue by geographic area:
United States	$24,364	$33,744	$45,943	$74,162
United Kingdom	7,865	17,665	16,120	26,772
Other	10,665	9,347	18,389	13,369

Total revenue	$42,894	$60,756	$80,452	$114,303

     The following is long-lived asset information by geographic area:

	June 30,	Dec. 31,
	2003	2002

Long-lived assets by geographic area:
United States	$50,540	$60,400
Foreign	932	1,217

Total long-lived assets	$51,472	$61,617

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

     We market our software solutions worldwide through direct and indirect sales channels. Indirect sales channels represent sales contracted by other entities on our behalf. Revenue generated from our direct sales channel accounted for approximately 97% and 98% of total revenue for the three and six-month periods ended June 30, 2003, respectively, compared to 98% for the corresponding prior year periods.

     Revenue attributable to customers outside of North America accounted for approximately 39% and 37% of total revenue for the three and six-month periods ended June 30, 2003, compared to 43% and 34% for the corresponding prior year periods, respectively. Approximately 26% and 25% of our sales were denominated in currencies other than the U.S. dollar for the three and six month periods ended June 30, 2003, compared to 36% and 27% for the corresponding prior year periods, respectively.

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

	As a percentage of		As a percentage of
	total revenue		total revenue
	three months ended		six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
License and maintenance	51%	75%	52%	77%
Services and other	49	25	48	23

Total revenue	100	100	100	100
Cost of revenue:
License and maintenance	18	19	18	20
Services and other	36	18	36	17

Total cost of revenue	54	37	54	37

Gross margin	46	63	46	63
Operating expenses:
Research and development	28	23	28	23
Sales and marketing	20	24	23	24
General and administrative	8	7	11	7
Acquisition related amortization of intangibles	4	3	4	4
Restructuring expense	—	—	—	—

Total operating expenses	60	57	66	58

Operating income (loss)	(14)	6	(20)	5

	As a percentage of		As a percentage of
	total revenue		total revenue
	three months ended		six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Other income, net	—	1	1	1

Income (loss) before income tax provision	(14)	7	(19)	6
Income tax provision	—	3	—	3

Net income (loss)	(14)	4	(19)	3

Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	35%	26%	34%	26%
Cost of services and other revenue, as a percentage of services and other revenue	73%	72%	76%	73%

Three and Six Months Ended June 30, 2003 and 2002

Revenue

     Total revenue. Total revenue decreased 29% and 30% to $42.9 and $80.5 million for the three and six months ended June 30, 2003, respectively, from $60.8 and $114.3 million for the corresponding prior year periods. This decrease in total revenue was due to the decrease in license and maintenance revenue discussed below, which was partially offset by the increase in services and other revenue also discussed below.

     License and maintenance revenue. License and maintenance revenue decreased 53% and 52% to $21.7 and $41.9 million for the three and six months ended June 30, 2003, respectively, from $45.7 and $87.4 million for the corresponding prior year periods. The decrease was due to a slowdown in the U.S. and world economies and a more deliberate evaluation process by our potential customers, which has resulted in extended sales cycles. Maintenance revenues increased $1.0 million for the three months ended June 30, 2003 as compared to the corresponding prior year period. Maintenance revenues may vary on a quarterly basis primarily due to timing of contract execution during the quarter and other specific contract terms. Maintenance revenues decreased $0.1 million for the six-month period ended June 30, 2003 as compared to the corresponding prior year period. The decrease for the six months ended June 30, 2003 was primarily due to one customer that did not renew their maintenance agreement during the first quarter 2003, because the customer made a strategic decision to outsource all information technology functions to a third party provider.

     Services and other revenue. Services and other revenue increased 41% and 44% to $21.2 and $38.6 million for the three and six months ended June 30, 2003, respectively, from $15.0 and $26.9 million for the corresponding prior year periods. The increase in services and other revenue was due to our expanding customer base and the number of concurrent projects being serviced by us during the three and six-month period ended June 30, 2003. Consulting and custom development increased $7.8 and $12.4 million for the three and six months ended June 30, 2003, respectively, which were offset by various services and other revenues. We have relationships with third party integrators and consultants that contract either with us or directly with our customers for services and other integration needs. Our customer’s proportionate use of our services offerings or other third party integrators and consultants may cause our services revenue to vary independently of changes in license and maintenance revenue.

   Non-Cash Charges

     Non-Cash Charges. Certain non-cash expenses are presented separately on our statement of operations as components of cost of revenue, research and development, sales and marketing and general administrative. These non-cash charges consist of amortization of stock-based compensation and amortization of purchased software. Cost of license and maintenance revenue presents separately amortization of purchased software. We believe that the presentation of these charges separately on the face of the statement of operations facilitates the understanding of the individual statement of operations line items. Deferred stock-based compensation represents the difference between the exercise price and the fair value of our common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock-based compensation was $0.3 and $1.0 million for the three and six month periods ending June 30, 2003, respectively, compared to $0.8 and $1.6 million for the corresponding prior year periods. Amortization of purchased software results from our purchase of certain core technologies of WebTrak Limited and HighTouch Technologies, Inc. and the acquisition of substantially all of the technology of Chelsea. Amortization of intangible assets is included in non-cash cost of revenues license and maintenance and was $0.9 and $2.0 million for the three and six month periods ended June 30, 2003, respectively, compared to $1.6 and $2.4 million for the corresponding prior year periods.

   Cost of Revenue

     Cost of license and maintenance revenue. Cost of license and maintenance revenue consists of fees for third party software products that are integrated into our products, third party license development costs, salaries and related expenses of our customer support organization, other infrastructure costs, and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue decreased 36% to $7.6 and $14.3 million for the three and six months ended June 30, 2003, respectively, from $11.9 and $22.4 million for the corresponding prior year periods. The decrease was primarily due to a $3.2 and $7.9 million decrease in third party consultant costs for the three and six months ended June 30, 2003, respectively. Third party consultants were used in the prior year to help with several funded development contracts, which were mostly completed in prior year. Decreased usage of third party consultants was due to a different scale and scope of funded development projects during the three and six months ended June 30, 2003, as compared to the prior year. We anticipate the use of additional third party consultant resources to complete pending development contracts. As a percentage of license and maintenance revenue, cost of license and maintenance revenue increased to 35% for the three months ended June 30, 2003 from 26% for the corresponding prior year period and to 34% for the six months ended June 30, 2003 from 26% in prior year. The increase in percentage cost of license and maintenance revenues for the three and six months ended June 30, 2003 is due to funded development and maintenance revenues representing a larger proportion of total license and maintenance revenues over the prior year. Funded development and maintenance revenue typically have lower margins than license revenues.

     Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization, cost of third parties contracted to provide consulting services to our customers, and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 44% and 50% to $15.6 and $29.3 million for the three and six months ended June 30, 2003, respectively, from $10.8 and $19.6 million for the corresponding prior year periods. The increase in cost of services and other revenue for the three months ended June 30, 2003 was primarily due to a $3.6 million increase in third party consulting fees and a $1.4 million increase in personnel and related costs. The increase in cost of services and other revenue for the six-month period ended June 30, 2003 was primarily due to a $7.2 million increase in third party consulting costs and a $2.8 million increase in personnel and related costs. Third party consultants are used on an as-needed basis depending on the availability and skills of internal resources and our ability to leverage our relationships with third party integrators. The increase in personnel and related costs is due to our assigning other internal development resources to assist in custom development projects. As a percentage of services and other revenue, cost of services and other revenue increased to 73% for the three months ended June 30, 2003, from 72% for the corresponding prior year period and to 76% for the six months ended June 30, 2003, from 73% in prior year. This decrease in margins was due to using proportionately more third party contractors, which have a higher daily average cost.

   Operating Expenses

     Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization, fees paid to third party consultants and an allocation of facilities and depreciation expenses. Research and development expenses decreased 13% and 15% to $12.2 and $22.3 million for the three and six months ended June 30, 2003, respectively, from $13.9 and $26.3 million for the corresponding prior year periods. The decrease was primarily due to a $1.7 and $4.0 million decrease in personnel and related costs for the three and six months ended June 30, 2003, respectively, which was caused by a decrease in research and development personnel as a result of our restructuring efforts. In the future, if our internal resources are not sufficient to complete necessary development activities, we anticipate leveraging third party consultants to assist in development.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization, sales commissions, costs of marketing programs, including public relations, advertising, trade shows and sales collateral and an allocation of facilities and depreciation expenses. Sales and marketing expenses decreased 40% and 33% to $8.6 and $18.7 million for the three and six months ended June 30, 2003, respectively, from $14.3 and $27.8 million for the corresponding prior year periods. The decrease for the three months ended June 30, 2003 was due to a $4.6 million decrease in employee and related costs, primarily due to a decrease in personnel due to our restructuring efforts and a $1.1 million decrease in direct allocation depreciation for an asset that was fully depreciated as of December 31, 2002. The decrease for the six months ended June 30, 2003 was due to a $6.5 million decrease in employee and related costs, primarily due to a decrease in personnel due to our restructuring efforts, $2.3 million decrease in direct allocation depreciation for an asset that was fully depreciated as of December 31, 2002, and $0.9 million decrease in marketing costs, primarily for trade shows and advertising. This decrease was partially offset by a $1.5 million increase in pre-sales consulting. We are increasingly investing in pre-sales consulting in order to more fully demonstrate the benefits to be derived from implementing our products to our potential customers.

     General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations, legal and other professional service fees and an allocation of facilities costs and depreciation expenses. General and administrative expenses decreased 24% to $3.4 million for the three months ended June 30, 2003, from $4.4 million for the corresponding prior year period and increased 3% to $8.3 million for the six months ended June 30, 2003, from $8.1 million in prior year. The decrease for the three months ended June 30, 2003 was primarily due to a $0.5 million decrease in employee and related costs and a $0.5 million decrease in professional fees. The increase for the six months ended Jun 30, 2003 was primarily due to a $1.1 million of accelerated depreciation charges for assets abandoned in connection with our restructuring efforts offset by a $0.9 million decrease in professional fees.

     Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles decreased 20% and 23% to $1.6 and $3.4 million for the three and six months ended June 30, 2003, respectively, from $2.0 million and $4.5 million for the corresponding prior year periods. The decrease was due to certain intangible assets being fully amortized in 2002.

     Restructuring and Other. In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

     The restructuring plan includes workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million in the fourth quarter of 2002. In the second quarter of 2003 we recorded an additional charge of $0.1 million to reflect adjustments to final severance benefits paid. As of June 30, 2003, substantially all payments had been made to the severed individuals.

     We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. This lease abandonment loss consists of the payments to be made for the remaining lease term of the abandoned space that aggregates $31.1 million, net of estimated sublease income of $14.1 million. The lease terms on the leased space to be abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. Our plan calls for the affected space to be abandoned by us at various dates through the third quarter of 2003. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates.

     The following table sets forth a summary of the restructuring charges, payment made against those charges and the remaining liabilities as of June 30, 2003.

	Balance as of	Adjustments	Cash	Balance as of
	Dec. 31, 2002	to provision	Usage	June 30, 2003

Lease obligations and terminations	$17,019	$—	$(653)	$16,366
Severance and related benefits	1,683	119	(1,802)	—

Total	$18,702	$119	$(2,455)	$16,366

     Related to the lease abandonment charge, we recorded $0.3 and $1.7 million of accelerated depreciation on fixed assets abandoned in the three and six-month period ended June 30, 2003, which is recorded as general and administrative expense.

     Other income, net. Other income, net decreased to $0.2 and $0.8 million for the three and six months ended June 30, 2003, from $0.8 million and $1.2 million for the corresponding prior year period. The decrease is primarily due to lower interest earned and fewer realized gains on foreign currency.

     Income tax provision. The income tax provision decreased $1.8 and $2.8 million for the three and six months ended June 30, 2003, respectively compared to the corresponding prior year periods. During the third quarter of 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of our revenue decrease, our operating losses, our expectation of significant loss for the full year 2002 and the added uncertainty of the market in which we operate. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations. Through the second quarter of 2002, the tax amounts were based on management’s estimates of the effective tax rates to be incurred by us during those respective full years.

     The income tax provision for the three and nine months ended June 30, 2003 relates to state and foreign income taxes.

Liquidity and Capital Resources

     At June 30, 2003, our balance of cash, cash equivalents, and investments available for sale was $87.5 million.

     Net cash used by operating activities was $0.1 million for the six months ended June 30, 2003, compared to $12.8 million for the corresponding prior year period. Sources of cash for the quarter ended June 30, 2003 include, operating cash flow adjustments for depreciation and amortization expense, amortization of stock based compensation and bad debt provisions, as well as increases in accounts payable and decreases of accounts receivable. Uses of cash for the six-month period ended June 30, 2003, were due to net losses and a decrease in accrued liabilities, accrued restructuring and deferred revenue.

     Net cash provided by investing activities was $7.9 million for the six months ended June 30, 2003, compared to $21.1 million used by investing activities for the corresponding prior year period. Sources of cash for the six-months ended June 30, 2003 included net sales of investments for sale and uses of cash were due to the purchase of fixed assets. The increase in sales of investments was due to the increase in number of investments that matured. We purchase investments designed to protect our capital investment, primarily short-term investments that have a low risk of capital loss, such as U.S. government securities, major corporation commercial paper, money market securities and tax-exempt municipal securities.

     Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2003, compared to $11.7 million provided by financing activities for the corresponding prior year period. Sources of cash were primarily due to the proceeds from shares issued through our Employee Stock Purchase Plan.

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

     Management intends to invest our cash in excess of current operating requirements primarily in short-term, interest-bearing, investment-grade securities.

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

     We currently derive a significant portion of our license revenue in each quarter from a small number of relatively large orders, and we generally recognize revenue from our licenses over the related technical advisory services period. If we are unable to recognize revenue from one or more substantial license sales for a particular fiscal quarter, our operating results for that quarter would be seriously harmed and our visibility for revenue deferred into future quarters would be reduced. In addition, the license of our products typically involves a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete an implementation may vary from customer to customer and may be protracted due to unforeseen circumstances. Because our revenues from implementation, maintenance and training services are largely correlated with our license revenue, a decline in license revenue may also cause a decline in our services revenue in the same quarter and in subsequent quarters. Because our sales cycle is long, we may have difficulty predicting when we will recognize revenue. If our quarterly revenue or operating results fall below expectations, the price of our common stock could fall substantially and we could become subject to additional securities class action litigation. Litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operations.

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

     In response to the recent downturn in our financial performance, we implemented restructuring plans and cost reduction measures to reduce our cost structure, which included workforce and facilities reductions. Our cost reduction measures may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce, reduced employee morale and decreased productivity, and may result in incidental employment related litigation. The workforce reductions impacted employees directly responsible for sales and research and development, which may affect our ability to close revenue transactions with our customers and potential customers and may affect our ability to finish development efforts on a timely basis. Further, sales force reductions will require an increase in sales resource productivity in order for us to achieve revenue projections. The failure to retain and effectively manage our remaining employees could increase our costs, hurt our development efforts and impact the quality of our customer service and products. Failure to achieve the desired results of our strategic cost reduction initiatives or sufficiently reduce our workforce would harm our business, results of operations and financial condition.

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

     More generally, securities class action litigation has often been brought against a company following declines in the market price of its securities. This risk is greater for technology companies, which have experienced greater-than-average stock price declines in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient for any such claim and the continued availability of such insurance cannot be assured. We may in the future be the target of this kind of litigation and such litigation could also result in substantial costs and divert management’s attention and resources.

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

A SUBSTANTIAL PORTION OF OUR REVENUE IS DERIVED FROM THE RETAIL INDUSTRY.

     We have in the past derived substantially all of our revenues from the license of our software products and the delivery of related services to retail customers. Our future growth and profitability is dependent upon increased sales to retailers. Recent world wide economic conditions and competitive pressures in the retail industry have negatively impacted demand for our products and services. Such competitive pressures and softness of economic conditions could continue to cause retail customers and potential customers to delay, cancel or reduce their information technology budgets and their spending on our software products and services.

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

Interest Rate Risk

     The fair value of our cash, cash equivalents and investments available for sale at June 30, 2003 was $87.5 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.1 million in notes payable are at a fixed interest rate.

	Expected Maturity Date

June 30, 2003	2003	2004	Total	Fair Value

	(US$ in thousands)
Liabilities:
Long Term Debt	$45	$81	$126	$115
Average Interest Rate	7.0%	7.0%	7.0%

Foreign Currency Exchange Rate Risk

     We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 26% and 25% of our sales were denominated in currencies other than the U.S. dollar for the three and six-month periods ended June 30, 2003, compared to 36% and 27% for the corresponding prior year periods, respectively.

Equity Price Risk

     We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of June 30, 2003, we had substantially written off all of the value associated with these investments.

ITEM 4: CONTROLS AND PROCEDURES

     (a)  An evaluation was carried out under the supervision and with the participation of Retek’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Retek’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Retek’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Retek in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     No change in Retek’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, Retek’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

     On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 20, 2002, the plaintiffs filed an amended complaint in which they elected to proceed with their claims against us and the individual officers and directors only under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint alleges that the prospectus filed in connection with the IPO was false or misleading in that it failed to disclose: (i) that the underwriters allegedly were paid excessive commissions by certain of the underwriters’ customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for our stock. Plaintiffs contend that, as a result of the omissions from the prospectus and alleged market manipulation through the use of analysts, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased our common stock during that period.

     On July 15, 2002, the Company and the individual defendants, along with the rest of the issuers and related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers were filed. The Court rendered its decision on February 19, 2003, which granted dismissal in part of a claim against one of the individual defendants and denied dismissal in all other respects

     On June 30, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth.

     The Company believes that it and the individual defendants have meritorious defenses to the claims made in the complaint and, if the MOU does not result in a formal settlement approved by the Court, intends to contest the lawsuit vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations.

Federal Litigation in the U.S. District Court for the District of Minnesota

     Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003. The consolidated complaint (the “Consolidated Complaint”) alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against us and certain of our current and former officers and directors. Specifically, the Consolidated Complaint alleges that, among other things, between June 19, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The Consolidated Complaint alleges that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further allege that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs seek compensatory damages and other unspecified relief. On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. Briefing on the motion is currently in process. The Court has not yet set a hearing date on the motion.

     We dispute plaintiffs’ allegations in the consolidated federal class actions in Minnesota and believe that the allegations are subject to a variety of meritorious defenses. We intend to establish a vigorous defense. While there can be no assurance, and while the outcome of federal class action litigation cannot be predicted with certainty, our management currently believes that the ultimate outcome of the consolidated federal class action litigation in Minnesota is unlikely to have a material adverse affect on our financial position, results of operations or cash flows. Despite our belief that the consolidated federal class action is without merit, it is possible that the litigation could be resolved adversely. Were the federal court in Minnesota to issue a ruling or rulings unfavorable to us, such ruling or rulings could have a material adverse impact on the results of operations for the period in which the ruling occurs, or in a period thereafter.

State Derivative Litigation in the State of Minnesota, District Court, Hennepin County

     In addition to the above federal litigation, in December 2002 two shareholder derivative lawsuits were filed in state court in Hennepin County, Minnesota, against certain of our current and former officers and directors, naming us as a nominal defendant. Plaintiffs in both derivative cases have agreed to consolidate their respective actions, although the derivative plaintiffs have not yet filed a consolidated derivative complaint. The derivative suits claim that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. The derivative complaints seek compensatory and other damages, restitution, disgorgement, and other legal and equitable relief. As stated above, the complaints are brought derivatively on our behalf, and consequently do not seek relief from us. We however, have entered into indemnification agreements in the ordinary course of business with certain of the officer and director defendants and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders in Minneapolis, Minnesota on June 3, 2003. Of the 53,176,881 shares outstanding as of the record date for the meeting, 49,763,449 shares were present or represented by proxy at the meeting on June 3, 2002. At these meetings the following actions were voted upon:

a.	To elect the following directors to serve for a term ending upon the 2006 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	For	Withheld	Against

Glen A. Terbeek	48,077,418	1,686,031	—
William Walsh	48,075,293	1,688,156	—
Stephen E. Watson	48,461,060	1,302,389	—

b.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2002.

For	Against	Abstain
47,663,449	2,088,481	11,519

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.22	Amendment of employment agreement with John Buchanan

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

     On July 22, 2003 we furnished a current report on Form 8-K, reporting under Item 9 that we issued a press release disclosing material non-public information regarding the results of operations for the quarter ended June 30, 2003 that included additional information that was not in accordance with, or an alternative for, generally accepted accounting principles.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retek Inc.

By:	/s/ Gregory A. Effertz

Gregory A. Effertz
Senior Vice President, Finance and
Administration, Chief Financial Officer,
Treasurer and Secretary (Duly Authorized Officer and
Principal Financial and Accounting Officer)

Date: August 13, 2003

Index to Exhibits

Exhibit	Exhibit Descriptions	Method of Filing

10.22	Amendment of employment agreement with John Buchanan	Filed Electronically

31.1	Certifications of CEO Pursuant Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

31.2	Certifications of CFO Pursuant Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically