Form 10-Q
period 2003-09-30
RETEK INC
filed 2003-11-13
CIK 1094360

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of November 4, 2003, the number of shares of the Registrant’s common stock outstanding was 54,644,309

RETEK INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 3 - Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, among other things, the matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Impact Future Results of Operations.”

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

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Retek Inc.
Consolidated Balance Sheet
(in thousands, except per share data)
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$70,383	$56,464
Investments	14,544	29,045
Accounts receivable, net	32,630	43,185
Other current assets	6,774	8,011

Total current assets	124,331	136,705
Investments	5,902	—
Property and equipment, net	13,125	19,513
Intangible assets, net	20,523	28,287
Goodwill	13,817	13,817
Other assets	259	245

Total Assets	$177,957	$198,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,767	$15,708
Accrued liabilities	10,938	13,345
Accrued restructuring costs, current portion	2,757	4,188
Deferred revenue, current portion	37,232	42,012
Note payable, current portion	86	81

Total current liabilities	70,780	75,334
Accrued restructuring costs, net of current portion	12,456	14,514
Deferred revenue, net of current portion	7,146	7,193
Note payable, net of current portion	7	78

Total liabilities	90,389	97,119
Stockholders’ equity:
Preferred stock, $0.01 par value - 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value - 150,000 shares authorized, 53,963 and 53,177 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	540	532
Paid-in capital	281,498	278,680
Deferred stock-based compensation	(732)	(1,451)
Accumulated other comprehensive income	1,323	504
Accumulated deficit	(195,061)	(176,817)

Total stockholders’ equity	87,568	101,448

Total liabilities and stockholders’ equity	$177,957	$198,567

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Revenue:
License and maintenance	$23,695	$24,775	$65,559	$112,218
Services and other	20,102	15,678	58,690	42,538

Total revenue	43,797	40,453	124,249	154,756

Cost of revenue:
License and maintenance	7,987	10,090	22,333	32,440
Services and other	14,402	11,681	43,737	31,300

Total cost of revenue	22,389	21,771	66,070	63,740

Gross profit	21,408	18,682	58,179	91,016
Operating expenses:
Research and development	11,543	10,672	33,812	36,989
Sales and marketing	7,973	13,066	26,670	40,858
General and administrative	3,347	12,560	11,683	20,624
Acquisition related amortization of intangibles	1,573	2,937	5,015	7,429
Restructuring expense	49	—	168	—

Total operating expenses	24,485	39,235	77,348	105,900

Operating loss	(3,077)	(20,553)	(19,169)	(14,884)
Other income, net	341	558	1,100	1,775

Loss before income tax provision	(2,736)	(19,995)	(18,069)	(13,109)
Income tax provision	5	74,999	175	78,017

Net loss	$(2,741)	$(94,994)	$(18,244)	$(91,126)

Basic and diluted net loss per common share	$(0.05)	$(1.80)	$(0.34)	$(1.72)

Weighted average shares used in computing basic and diluted net loss per common share	53,944	52,671	53,589	52,902

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(18,244)	$(91,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,000	1,400
Depreciation and amortization expense	15,100	21,613
Amortization of stock-based compensation	1,259	2,389
Deferred income taxes	—	77,929
Asset impairment	—	8,686
Changes in assets and liabilities:
Accounts receivable	9,053	(2,727)
Other assets	1,223	1,679
Accounts payable	4,059	943
Accrued liabilities	(2,407)	53
Accrued restructuring	(3,489)	—
Deferred revenue	(4,827)	(18,318)

Net cash provided by operating activities	2,727	2,521

Cash flows from investing activities:
Asset acquisition	—	(8,890)
Net sales (purchases) of investments	8,581	(3,103)
Acquisitions of property and equipment	(948)	(4,690)

Net cash provided by (used in) investing activities	7,633	(16,683)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	2,286	11,725
Repayment of debt	(66)	(57)

Net cash provided by financing activities	2,220	11,668

Effect of exchange rate changes on cash	1,339	1,845

Net increase (decrease) in cash and cash equivalents	13,919	(649)
Cash and cash equivalents at beginning of period	56,464	70,166

Cash and cash equivalents at end of period	$70,383	$69,517

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

     We believe the accompanying unaudited financial information for interim periods presented reflects all adjustments consisting only of normal recurring adjustments, except for any discussed in the notes below, necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2002. The interim financial information contained in this Quarterly Report on Form 10-Q is not necessarily indicative of the results to be expected for any other interim period or for an entire year.

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

     The following table compares net loss and loss per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition Disclosure, issued in December 2002 (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss as reported	$(2,741)	$(94,994)	$(18,244)	$(91,126)
Add: Stock-based employee compensation expense included in reported net loss	262	778	1,259	2,389
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,760)	(14,006)	(16,835)	(41,805)

Pro forma net loss	$(9,239)	$(108,222)	$(33,820)	$(130,542)
Loss per share, as reported basic and diluted	$(0.05)	$(1.80)	$(0.34)	$(1.72)
Pro forma loss per share basic and diluted	$(0.17)	$(2.05)	$(0.63)	$(2.47)

Note 3 - Per Share Data

     Basic earnings per share is calculated using the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method.

     For the three and nine months ended September 30, 2003, the calculation of diluted earnings per share excludes the impact of the potential exercise of 12,467 stock options and warrants outstanding because their effect would be anti-dilutive. For the three and nine months ended September 30, 2002, the calculation of diluted earnings per share excludes the impact of the potential exercise of 11,001 stock options and warrants outstanding because the effect would be anti-dilutive.

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

Note 5 - Contingencies

Federal Litigation in the U.S. District Court for the Southern District of New York

     Between June 11 and June 26, 2001, three class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were filed in the Southern District of New York against us, certain of our current and former officers and directors, and certain underwriters of our initial public offering (“IPO”). On August 9, 2001, these actions were consolidated for pre-trial purposes before a single judge along with similar actions involving the initial public offerings of numerous other issuers.

     On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 20, 2002, the plaintiffs filed an amended complaint in which they elected to proceed with their claims against us and the individual officers and directors only under Sections 10(b) and 20(a) of the Exchange Act. The amended complaint alleges that the prospectus filed in connection with the IPO was false or misleading in that it failed to disclose: (i) that the underwriters allegedly were paid excessive commissions by certain of the underwriters’ customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’

customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for our stock. Plaintiffs contend that, as a result of the omissions from the prospectus and alleged market manipulation through the use of analysts, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased our common stock during that period.

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

Federal Litigation in the U.S. District Court for the District of Minnesota

     Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003. The consolidated complaint (the “Consolidated Complaint”) alleges, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act against us and certain of our current and former officers and directors. Specifically, the Consolidated Complaint alleges that, among other things, between June 19, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The Consolidated Complaint alleges that our Company and the individual defendants misled the market with respect to, among other things, our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further allege that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs seek compensatory damages and other unspecified relief. On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. Briefing on the motion is complete. The Court has not yet set a hearing date on the motion.

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

Note 6 - Restructuring and Other

     In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

     The restructuring plan includes workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million and made payments of $0.9 million in the fourth quarter of 2002. We recorded an additional charge of $0.2 and $0.3 million for the three and nine months ended September 30, 2003, respectively, to reflect adjustments to final severance benefits paid. As of September 30, 2003, all payments had been made to severed individuals.

     We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $(0.1) reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates.

     The following table sets forth a summary of the restructuring charges, adjustments to the provision, payments made against those charges and the remaining liabilities as of September 30, 2003.

	Balance as of	Adjustments	Cash	Balance as of
	Dec. 31, 2002	to provision	Usage	September 30, 2003

Lease obligations and terminations	$17,019	$(113)	$(1,693)	$15,213
Severance and related benefits	1,683	281	(1,964)	—

Total	$18,702	$168	$(3,657)	$15,213

     Related to the lease abandonment charge, we recorded $0.2 and $1.9 million of accelerated depreciation on equipment and leasehold improvements to be abandoned in the three and nine month periods ended September 30, 2003, which is recorded as general and administrative expense.

Note 7 - Income Taxes

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

     The income tax provision for the three and nine months ended September 30, 2003 relates to state and foreign income taxes.

Note 8 - Comprehensive Loss

     The following table presents the calculation of comprehensive loss:

	Nine Months Ended September 30,
	2003	2002

Net loss	$(18,244)	$(91,126)
Unrealized loss on available for sale investments, net of tax	(18)	(54)
Translation adjustment	837	1,161

Comprehensive loss	$(17,425)	$(90,019)

Note 9 - Indemnification Arrangements and Warranty

     We license our software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third party. These agreements generally limit our indemnification obligations based on industry standards and geographical parameters, and give us the right to replace an infringing product. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe our internal development processes and other practices limit our exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by our employees, assign to us various intellectual property rights. We have not incurred significant costs payable to a customer or business partner to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is not significant. Accordingly, there are no liabilities recorded for these agreements as of September 30, 2003.

     We enter into services agreements with customers for the implementation of our software. We also may subcontract those services to our business partners. From time to time, we include in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with our vendors may also impose similar indemnification obligations on us for personal injury, tangible property damage or other claims. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general liability and umbrella insurance policies that enable us to recover a portion of certain amounts paid. We have not incurred significant costs payable to a customer to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is not significant. Accordingly, there are no liabilities recorded for these agreements as of September 30, 2003.

     We have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, we would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is not significant. Accordingly, there are no liabilities recorded for these agreements as of September 30, 2003.

     Delaware law and our certificate of incorporation and bylaws provide that we will, under certain circumstances and subject to certain limitations, indemnify any person made, or threatened to be made, a party to a proceeding by reason of that person’s former or present official capacity with us against judgments, penalties, fines, settlements and reasonable expenses. Any such person also is entitled, subject to limitations, to payment or reimbursement of reasonable expenses in advance of the final disposition of the proceeding. The maximum potential amount of future payments we could be required to make under these indemnification arrangements is unlimited; however, we have insurance policies that enables us to recover a portion of certain amounts paid. We have not incurred significant costs payable to an indemnitee to defend lawsuits or settle claims related to these indemnification arrangements. As a result, management believes the estimated fair value of these arrangements is minimal. Accordingly, there are no liabilities recorded for these agreements as of September 30, 2003.

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

Note 10 - Segment Information

     We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by references to the location of our operations for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue by geographic area:
United States	$28,395	$25,068	$74,337	$99,230
United Kingdom	5,111	9,854	21,231	36,625
Other	10,291	5,531	28,681	18,901

Total revenue	$43,797	$40,453	$124,249	$154,756

     The following is long-lived asset information by geographic area:

	September 30,	December 31,
	2003	2002

Long-lived assets by geographic area:
United States	$46,577	$60,400
Foreign	888	1,217

Total long-lived assets	$47,465	$61,617

Note 11 - Asset Write-offs

     We evaluate the recoverability of our intangible assets for potential impairment when events or changes in circumstances warrant. As a result of information obtained subsequent to the quarter ended September 30, 2002, we determined that an evaluation of the recoverability of the intangible asset related to Henderson was appropriate. Because our relationship with Henderson did not generate any software sales, the increasing uncertainty about retailers’ future capital investments and other factors we determined that no significant future cash flows were probable from our relationship with Henderson. As are result, we determined that the intangible asset related to the software development and distributions agreement was impaired and we wrote off the $8.7 net book value. In addition, we concluded that our cost method investment in Henderson of $0.4 million was impaired and was also written off as of September 30, 2002. The aggregate write-off of $9.1 million is a non-cash expense and is reflected as a component of general and administrative expense for the three and nine months ended September 30, 2002.

Note 12 - Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities (VIEs) in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. We have reviewed our economic interests with other companies consisting of companies in which we have an equity position, and other suppliers to determine the extent of our variable economic interest in these parties. As a result of this review, we determined that no material entities are Variable Interest Entities and we are not a primary economic beneficiary of any Variable Interest Entity.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us at the beginning of the third quarter of 2003. This standard is not expected to materially impact our consolidated financial position or results of operations.

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

     We market our software solutions worldwide through direct and indirect sales channels. Indirect sales channels represent sales contracted by other entities on our behalf. Revenue generated from our direct sales channel accounted for approximately 99% of total revenue for the three and nine month periods ended September 30, 2003, respectively, compared to 97% and 98% for the corresponding prior year periods.

     Revenue attributable to customers outside of North America accounted for approximately 31% and 35% of total revenue for the three and nine month periods ended September 30, 2003, compared to 33% and 34% for the corresponding prior year periods, respectively. Approximately 24% and 23% of our sales were denominated in currencies other than the U.S. dollar for the three and nine month periods ended September 30, 2003, compared to 22% and 24% for the corresponding prior year periods, respectively.

Asset Acquisitions

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

	As a percentage of		As a percentage of
	total revenue		total revenue
	three months ended		nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
License and maintenance	54%	61%	53%	73%
Services and other	46	39	47	27

Total revenue	100	100	100	100
Cost of revenue:
License and maintenance	18	25	18	21
Services and other	33	29	35	20

Total cost of revenue	51	54	53	41

Gross margin	49	46	47	59
Operating expenses:
Research and development	26	27	27	24
Sales and marketing	18	32	22	27
General and administrative	8	31	10	13
Acquisition related amortization of intangibles	4	7	4	5
Restructuring expense	—	—	—	—

Total operating expenses	56	97	63	69

Operating loss	(7)	(51)	(16)	(10)
Other income, net	1	1	1	1

Loss before income tax provision	(6)	(50)	(15)	(9)
Income tax provision	—	185	—	50

Net loss	(6)	(235)	(15)	(59)

Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	34%	41%	34%	29%
Cost of services and other revenue, as a percentage of services and other revenue	72%	75%	75%	74%

Three and Nine Months Ended September 30, 2003 and 2002

Revenue

     Total revenue. Total revenue increased 8% to $43.8 million for the three months ended September 30, 2003, from $40.5 million for the corresponding prior year period. This increase in total revenue was due to an increase in services and other revenue, which was partially offset by a decrease in license and maintenance revenue. Total revenue decreased 20% to $124.2 million for the nine months ended September 30, 2003, from $154.8 million for the corresponding prior year period.

     License and maintenance revenue. License and maintenance revenue decreased 4% and 42% to $23.7 and $65.6 million for the three and nine months ended September 30, 2003, respectively, from $24.8 and $112.2 million for the corresponding prior year periods. The decrease was due to a slowdown in the U.S. and world economies and our potential customers’ more deliberate evaluation processes, which has extended sales cycles. The decrease for the three months ended September 30, 2003 was less than the nine month decrease primarily due to sequential quarter over quarter increases in license revenue since January 1, 2003. Maintenance revenues increased $0.1 million for the three months ended September 30, 2003 and remained consistent for the nine months ended September 30, 2003. Maintenance revenues remained consistent for the nine months as an increase in maintenance revenues from new customers offset a drop in maintenance revenue due to one customer not renewing their maintenance agreement in the first quarter of 2003 based on a strategic decision to outsource all information technology functions to a third party provider. Maintenance revenues may vary on a quarterly basis primarily due to the timing of contract execution during the quarter and other specific contract terms.

     Services and other revenue. Services and other revenue increased 28% and 38% to $20.1 and $58.7 million for the three and nine months ended September 30, 2003, respectively, from $15.7 and $42.5 million for the corresponding prior year periods. The increase in services and other revenue was due to several large concurrent projects being serviced by us during the three and nine month periods ended September 30, 2003 as well as an increase in our contracted rates. Consulting and custom development increased $4.7 and $17.1 million for the three and nine months ended September 30, 2003, respectively, which were offset by decreases in various services and other revenues. We have relationships with third party integrators and consultants that contract either with us or directly with our customers for services and other integration needs. Our customer’s proportionate use of our services offerings or other third party integrators and consultants may cause our services revenue to vary independently of changes in license and maintenance revenue. Services revenues dropped on a sequential quarter basis during the third quarter 2003 primarily due to the larger services projects that were completed during the second quarter of 2003. As larger projects are finished, considerable amounts of internal resources may be free for other projects, including other non-services related activities. Due to contracting or customer timetables, there may be a period where certain resources are not billable until the next project is ready, and therefore may be utilized in other projects including non-services related activities. Allocating resources to other non-services activities may cause a decrease in services revenues.

     Cost of Revenue

     Cost of license and maintenance revenue. Cost of license and maintenance revenue consists of fees for third party software products that are integrated into our products, third party license development costs, salaries and related expenses of our customer support organization, other infrastructure costs, and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue decreased 21% to $8.0 and 31% to $22.3 million for the three and nine months ended September 30, 2003, respectively, from $10.1 and $32.4 million for the corresponding prior year periods. The decrease for the three months ended September 30, 2003 was due to a drop of $1.0 million in personnel and related costs, $0.4 million decrease in third party consultants and a $0.3 million decrease in purchased software amortization. For the nine months ended September 30, 2003 the decrease was due to an $8.3 million decrease in third party consultants, $0.8 million decrease in personnel and related costs and a $0.7 million decrease in purchased software amortization. Third party consultants were used in the prior year to help with several funded development contracts, which were mostly completed in the prior year. We anticipate the use of additional third party consultant resources to complete pending development contracts. As a percentage of license and maintenance revenue, cost of license and maintenance revenue decreased to 34% for the three months ended September 30, 2003 from 41% for the corresponding prior year period and increased to 34% for the nine months ended September 30, 2003 from 29% in prior year. These changes are due to the amount of funded development and proportion of funded development to total license and maintenance revenues during the three and nine month periods ended September 30, 2003. Funded development and maintenance revenue typically have lower margins than license revenues. The decrease in percentage cost of license and maintenance revenues for the three months ended September 30, 2003 is due to a decrease in funded development projects as well as funded development revenues representing a smaller proportion of total license and maintenance revenues over prior year. For the nine months ended September 30, 2003, the increase in costs was due to funded development and maintenance revenues representing a larger proportion of total license and maintenance revenues over the prior year.

     Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization, cost of third parties contracted to provide consulting services to our customers, and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 23% and 40% to $14.4 and $43.7 million for the three and nine months ended September 30, 2003, respectively, from $11.7 and $31.3 million for the corresponding prior year periods. The increase in cost of services and other revenue for the three months ended September 30, 2003 was primarily due to a $3.1 million increase in third party consulting costs offset by a $0.2 million decrease in personnel and related costs. The increase in cost of services and other revenue for the nine month period ended September 30, 2003 was primarily due to a $10.3 million increase in third party consulting costs and a $2.6 million increase in personnel and related costs. Third party consultants are used on an as-needed basis depending on the availability and skills of internal resources and our ability to leverage our relationships with third party integrators. Also, demand for third party consultants fluctuates due to the location of our services customers. Service projects for international customers are typically staffed by local third party consultants, rather than internal resources, thus as we continue to expand our international customer base, we may increase our usage of third party consultants. The decrease in personnel and related costs for the three months ended and the increase in personnel related costs for the nine months ended was due to our assignment of internal development resources to services projects. Several large services projects were completed in the second quarter of 2003 and in order to finish these projects we assigned other internal development resources to assist in these custom development projects. Thus, the decrease in the third quarter 2003 was due to these larger projects being completed in the second quarter 2003 and subsequently those internal development resources were reassigned to other non-services projects. The increase for the nine months ended 2003 was due to the assignment of internal development resources to these large services projects in the first and second quarter of 2003. As a percentage of services and other revenue, cost of services and other revenue decreased to 72% for the three months ended September 30, 2003, from 75% for the corresponding prior year period and increased to 75% for the nine months ended September 30, 2003, from 74% in prior year. This increase in margins for the three months ended September 30, 2003 was due to our using proportionately less third party contractors, which have a higher daily average cost, during the quarter, and the decrease in margins for the nine months ended September 30, 2003 was due to our using proportionately more third party contractors to finish projects in the first and second quarters of 2003.

     Operating Expenses

     Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization, fees paid to third party consultants and an allocation of facilities and depreciation expenses. Research and development expenses increased 8% to $11.5 million and decreased 9% to $33.8 million for the three and nine months ended September 30, 2003, respectively, from $10.7 and $37.0 million for the corresponding prior year periods. The increase for the three months ended September 30, 2003 was due to a $3.4 million increase in third party consultant costs offset by a $1.9 million decrease in personnel and related costs. For the nine months ended September 30, 2003, the decrease was due to a $5.9 million decrease in personnel and related costs offset by a $4.1 million increase in third party consultant costs. The decrease in personnel and related costs were due to our restructuring efforts initiated in 2002. We use third party consultants on an as needed basis, in particular if our internal resources are not sufficient to complete the necessary development activities. We anticipate leveraging third party consultants in the future to assist in certain development activities.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization, sales commissions, costs of marketing programs, including public relations, advertising, trade shows and sales collateral and an allocation of facilities and depreciation expenses. Sales and marketing expenses decreased 39% and 35% to $8.0 and $26.7 million for the three and nine months ended September 30, 2003, respectively, from $13.1 and $40.9 million for the corresponding prior year periods. The decrease for the three months ended September 30, 2003 was due to a $1.4 million decrease in personnel and related costs, primarily due to a decrease in personnel due to our restructuring efforts and a $1.1 million decrease in direct allocation depreciation for an asset that was fully depreciated as of December 31, 2002. In addition, sales and marketing expenses for the three months ended September 30, 2002 were higher due to $1.6 million of various marketing and other start up costs incurred to expand our sales offices in the Asia Pacific region. The three month period ended September 30, 2003 did not contain similar startup and marketing costs. The decrease for the nine months ended September 30, 2003 was due to a $7.9 million decrease in personnel and related costs, primarily due to a decrease in personnel due to our restructuring efforts, a $3.4 million decrease in direct allocation depreciation for an asset that was fully depreciated as of December 31, 2002, and a $1.0 million decrease in marketing costs, primarily for trade shows and advertising.

     General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations, legal and other professional service fees and an allocation of facilities costs and depreciation expenses. General and administrative expenses decreased 73% to $3.3 million for the three months ended September 30, 2003, from $12.6 million for the corresponding prior year period and decreased 43% to $11.7 million for the nine months ended September 30, 2003, from $20.6 million in the prior year. The decrease for the three months ended September 30, 2003 was primarily due to a $9.1 million write-off in the third quarter of 2002 of our equity investment in and the net book value of intangible assets related to our software development and distribution agreement with Henderson Ventures, Inc. (“Henderson”), a $0.5 million decrease in personnel and related costs, primarily due to our restructuring efforts, which were partially offset by an increase in overhead allocations. The decrease for the nine months ended September 30, 2003 was primarily due to the $9.1 million write off related to Henderson, a $1.5 million decrease in professional services, which were partially offset by a $1.2 million increase in depreciation and other expenses primarily due to the accelerated depreciation taken for assets abandoned in connection with our restructuring efforts.

     Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles decreased 46% and 33% to $1.6 and $5.0 million for the three and nine months ended September 30, 2003, respectively, from $2.9 and $7.4 million for the corresponding prior year periods. The decrease was due to certain intangible assets being fully amortized in 2003 and due to ceasing amortization on Henderson, as the asset was written-off in the third quarter of 2002.

     Restructuring and other. In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

     The restructuring plan includes workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million and made payments of $0.9 million in the fourth quarter of 2002. We recorded an additional charge of $0.2 and $0.3 million for the three and nine months ended September 30, 2003, respectively, to reflect adjustments to final severance benefits paid. As of September 30, 2003, all payments had been made to the severed individuals.

     We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $0.1 reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates.

     The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of September 30, 2003.

	Balance as of	Adjustments	Cash	Balance as of
	Dec. 31, 2002	to provision	Usage	September 30, 2003

Lease obligations and terminations	$17,019	$(113)	$(1,693)	$15,213
Severance and related benefits	1,683	281	(1,964)	—

Total	$18,702	$168	$(3,657)	$15,213

     Related to the lease abandonment charge, we recorded $0.2 and $1.9 million of accelerated depreciation on equipment and leasehold improvements to be abandoned in the three and nine month period ended September 30, 2003, which is recorded as general and administrative expense.

     Other income, net. Other income, net decreased to $0.3 and $1.1 million for the three and nine months ended September 30, 2003, from $0.6 and $1.8 million for the corresponding prior year periods. The decrease is primarily due to lower interest income earned during the period.

     Income tax provision. The income tax provision decreased $75.0 and $77.8 million for the three and nine months ended September 30, 2003, respectively compared to the corresponding prior year periods. During the third quarter of 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of our revenue decrease, our operating losses, our expectation of significant loss for the full year 2002 and the added uncertainty of the market in which we operate. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations. Through the second quarter of 2002, the tax amounts were based on management’s estimates of the effective tax rates to be incurred by us during those respective full years.

     The income tax provision for the three and nine months ended September 30, 2003 relates to state and foreign income taxes.

Liquidity and Capital Resources

     At September 30, 2003, our balance of cash, cash equivalents, and investments available for sale was $90.8 million.

     Net cash provided by operating activities was $2.7 million for the nine months ended September 30, 2003, compared to $2.5 million for the corresponding prior year period. Sources of cash for the quarter ended September 30, 2003 include, operating cash flow adjustments for depreciation and amortization expense, amortization of stock based compensation and bad debt provisions, as well as increases in accounts payable and decreases of accounts receivable and other assets. Uses of cash for the nine month period ended September 30, 2003, were due to net losses and a decrease in accrued liabilities, accrued restructuring and deferred revenue.

     Net cash provided by investing activities was $7.6 million for the nine months ended September 30, 2003, compared to $16.7 million used by investing activities for the corresponding prior year period. Sources of cash for the nine months ended September 30, 2003 included net sales of investments for sale and uses of cash were due to the purchase of property and equipment. The increase in sales of investments was due to the increase in number of investments that matured. We purchase investments designed to protect our capital investment, primarily short-term investments that have a low risk of capital loss, such as U.S. government securities, major corporation commercial paper, money market securities and tax-exempt municipal securities.

     Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2003, compared to $11.7 million provided by financing activities for the corresponding prior year period. Sources of cash were primarily due to the proceeds from shares issued through our Employee Stock Purchase Plan.

     We believe that our current cash, cash equivalents, investments and net cash provided by operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. One of the major components of our positive operating cash flow is our collection of receivables from our customers. Operating cash flows would be negatively impacted if we were unable to sign new customer contracts or if a significant number of customers were unable to pay for our solutions and services. Consumer spending, consumer confidence and other economic measures in the U.S. economy impact our customer base in the retail industry and negative trends in these measures may impact the amount and type of capital expenditures made by them.

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

Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities (VIEs) in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. We have reviewed our economic interests with other companies consisting of companies in which we have an equity position, and other suppliers to determine the extent of our variable economic interest in these parties. As a result of this review, we determined that no material entities are Variable Interest Entities and we are not a primary economic beneficiary of any Variable Interest Entity.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us at the beginning of the third quarter of 2003. This standard is not expected to materially impact our consolidated financial position or results of operations.

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

     Our business depends on the successful customer acceptance of our products and we expect that we will continue to depend on revenue from existing, new and enhanced versions of our products. In addition, our business would be harmed if our target customers do not adopt and/or expand their use of our products. In addition, potential customers are evaluating solutions more deliberately, which resulted in extended sales cycles. If we are unable to develop new software solutions or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our sales may decline. The life cycles of our products are difficult to predict because the market for our products is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render our existing products or services obsolete and unmarketable.

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

     As described in Part II - Item 1: Legal Proceedings, a number of shareholder class action suits have been filed naming the Company and/or certain of our current and former officers and directors as co-defendants. Two additional related derivative action suits have been filed on our behalf naming certain of our officers and directors. We believe these claims are subject to a variety of meritorious defenses, which we intend to vigorously pursue. However, it is possible that the litigation could be resolved adversely, could result in substantial costs and could divert management’s attention and resources, which could seriously harm our business.

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

IF WE FAIL TO OBTAIN ACCESS TO THE INTELLECTUAL PROPERTY OF THIRD PARTIES, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

     We must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties, including MicroStrategy, SeeBeyond, Sun, IBM, Accenture and Oracle. Our business would be seriously harmed if the providers from whom we license such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or prices or at all. Our inability to maintain or obtain this software could result in shipment delays or reduced sales of our products. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm business and operating results.

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

Interest Rate Risk

     The fair value of our cash, cash equivalents and investments available for sale at September 30, 2003 was $90.8 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.1 million in notes payable are at a fixed interest rate.

	Expected Maturity Date

September 30, 2003	2003	2004	Total	Fair Value

	(US$ in thousands)
Liabilities:
Long Term Debt	$23	$81	$104	$93
Average Interest Rate	7.0%	7.0%	7.0%

Foreign Currency Exchange Rate Risk

     We develop products in the United States and sell in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 24% and 23% of our sales were denominated in currencies other than the U.S. dollar for the three and nine month periods ended September 30, 2003, compared to 22% and 24% for the corresponding prior year periods, respectively.

Equity Price Risk

     We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of September 30, 2003, we had substantially written off all of the value associated with these investments.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Federal Litigation in the U.S. District Court for the Southern District of New York

     Between June 11 and June 26, 2001, three class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were filed in the Southern District of New York against us, certain of our current and former officers and directors, and certain underwriters of our initial public offering (“IPO”). On August 9, 2001, these actions were consolidated for pre-trial purposes before a single judge along with similar actions involving the initial public offerings of numerous other issuers.

     On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 20, 2002, the plaintiffs filed an amended complaint in which they elected to proceed with their claims against us and the individual officers and directors only under Sections 10(b) and 20(a) of the Exchange Act. The amended complaint alleges that the prospectus filed in connection with the IPO was false or misleading in that it failed to disclose: (i) that the underwriters allegedly were paid excessive commissions by certain of the underwriters’ customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for our stock. Plaintiffs contend that, as a result of the omissions from the prospectus and alleged market manipulation through the use of analysts, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased our common stock during that period.

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

Federal Litigation in the U.S. District Court for the District of Minnesota

     Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003. The consolidated complaint (the “Consolidated Complaint”) alleges, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act against us and certain of our current and former officers and directors. Specifically, the Consolidated Complaint alleges that, among other things, between June 19, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The Consolidated Complaint alleges that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further allege that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs seek compensatory damages and other unspecified relief. On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. Briefing on the motion is complete. The Court has not yet set a hearing date on the motion.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certifications of CEO and CFO

(b) REPORTS ON FORM 8-K

     On October 21, 2003 we furnished a current report on Form 8-K, reporting under Item 12 that we issued a press release disclosing material non-public information regarding the results of operations for the quarter ended September 30, 2003 that included additional information that was not in accordance with, or an alternative for, generally accepted accounting principles.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retek Inc.

By: /s/ Gregory A. Effertz

Gregory A. Effertz
Senior Vice President, Finance and
Administration, Chief Financial Officer,
Treasurer and Secretary (Duly Authorized Officer and
Principal Financial and Accounting Officer)

Date: November 13, 2003

Index to Exhibits

Exhibit	Exhibit Descriptions	Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically