Form 10-K
period 2003-12-31
RETEK INC
filed 2004-03-12
CIK 1094360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $0.01 per share

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☒     No

      The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $339,425,756 as of June 30, 2003, based upon the closing price of $6.30 on the Nasdaq National Market reported on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 1, 2004, the number of shares of common stock outstanding was 55,098,795.

      DOCUMENTS INCORPORATED BY REFERENCE: Information required by Part III of this document is incorporated by reference to certain portions of our definitive Proxy Statement (which will be filed within 120 days after December 31, 2003) for its 2003 Annual Meeting of Stockholders to be held on May 25, 2004.

RETEK INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

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

      We were originally incorporated in Ohio in 1985 as Practical Control Solutions, Inc., which was renamed Retek Logistics, Inc. in April 1999. In September 1999, Retek Logistics, Inc. was reincorporated as a Delaware corporation and renamed Retek Inc. On November 23, 1999, we completed our initial public offering. Prior to the completion of our initial public offering, we were a wholly-owned subsidiary of HNC Software, Inc. (“HNC”), a business-to-business software company that developed and marketed predictive software solutions. On October 2, 2000, HNC announced that it had completed the separation of Retek from HNC effective September 29, 2000 through the pro rata distribution to HNC’s stockholders, as a dividend, of all of the shares of Retek common stock owned by HNC.

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

Retek’s Solution

      Retailers face many challenges to be successful in today’s retailing environment. Essential to any successful retailing venture is the ability to efficiently extract actionable information from large volumes of data in order to respond quickly to consumer demand. Retek’s solutions help provide this information in order to allow retailers to make informed decisions in implementing their business plan.

      We have observed several trends as retailers seek to better serve their customers. Two significant trends are:

1.	The replacement of older technology platforms, and

2.	The integration of software applications.

Replacement of Older Technology Platforms

      Historically, large and mid-sized retailers have relied on custom-built software systems to manage business transactions both internally and with trading partners and customers. These systems have typically been built using 1970’s mainframe technology and many of them have been internally developed. These older systems are generally not Internet-enabled, and do not permit collaboration among a retailer’s partners, suppliers and other members of the supply chain. Within the last several years, retailers have begun to purchase packaged software solutions designed specifically for the retail industry. However, some of these products have been unable to provide the scalability retailers require to manage the large amounts of data their businesses generate. Some retailers have also adopted enterprise resource planning systems. These complex systems can be expensive to implement and maintain, typically lack the scalability required by retailers, and do not have specific core retail functionality.

      A retailer’s basic technology platform must be able to adapt to a rapidly changing and competitive landscape. Many retailers face the additional challenge of operating in a multi-channel environment. As retailers expand their sales outlets to include the Internet, catalogs, kiosks and other distribution networks, the complexity of managing inventory and meeting customer demands places tremendous pressure on their business processes and IT infrastructure. To meet consumer expectations, a retailer needs to deliver the retailing experience on the customer’s terms, which means having product available when and where the customer wants it. Retailers must have strong forecasting, planning, allocation, replenishment and merchandising capabilities to achieve this goal. A comprehensive, integrated software infrastructure that spans from supplier to consumer and gives the retailer visibility, flexibility and control to meet demand, is required for successful retailers to compete effectively. These critical capabilities cannot be delivered using many of the older technology platforms in use today.

Application Integration

      Having accurate and timely data is integral to successful retailing. Retailers use numerous software applications either purchased from vendors or developed internally, and those applications must interact, sharing data and information. For example, a retailer may use a point-of sale solution from one vendor, a merchandising system developed internally and a data warehouse purchased from another vendor. These applications may use different protocols, programming languages, databases, architectures and hardware platforms or have other technical differences. These technical differences cause difficulties when the different applications interact. Interaction among systems can be accomplished in one of two ways:

1.	Data Interfacing, or

2.	Application Integration.

      Data Interfacing is the most common approach for having data interact between two different applications. In order for these applications to interact data must first be packaged in a certain format by one application, ported or connected to the second application, and then unpackaged and converted so that the second application can understand and use that data. These steps increase the processing time for every transaction and limit the system’s ability to scale. Scalability is defined as the ability to maintain service levels and response times as transaction volumes increase.

      Application Integration occurs when applications access the same pool of data without the need to package, unpackage, and convert data to accommodate any technical differences. Thus, in a fully integrated environment, a point-of-sale application would seamlessly deliver data without conversion or modification to all other applications that require that same data.

      Retailers have become increasingly interested in software solutions that are integrated rather than interfaced. Often times interfaced solutions result when “best-of-breed” solutions are purchased and must then be made to share data. By selecting different vendors for different functionality, data interchange becomes more difficult. Data interfacing limits a system’s ability to calculate “real time” changes to basic items such as inventory levels. Data interfacing also impacts the ability to customize and upgrade software. Because each application is separate, a change in one application may change how data must be translated to be shared with and by that application. In turn, this may increase costs and require additional modifications to other interfaced applications that were not customized or upgraded, in order to handle the changes in the original application. All in all, data interfacing may limit the practicality of customizations and upgrades for a retailer’s entire system.

      We have developed and deployed software solutions that enable retailers to manage virtually all of their operations. These operations include point-of-sale and store operations, order management,

merchandising, supply chain management and planning, forecasting and optimization operations. Key factors that we believe differentiate our software solutions include:

•	Application Integration — By integrating our applications, we reduce the processing required to share data, enable real-time access to information, and improve performance. The use of a business logic layer enables our applications to access data in a consistent way.

•	Value — Our modular architecture helps retailers meet return on investment (ROI) objectives by allowing them to implement the most critical and valuable applications first. This modular architecture decreases migration path risk for the replacement of legacy systems and increases the probability of an on-time, on-budget implementation project.

•	Proven — We are a leading provider of retail infrastructure software and services. We understand the complex needs of retailers and have designed our solutions specifically for the retail industry.

•	Scalable — Our solutions are engineered to provide scalability to efficiently handle large volumes of transactions and users.

•	Scientific — To help retailers make smarter and better decisions, we embed predictive and optimization technology into many areas of our enterprise solutions, including planning, allocation and replenishment. Our research labs have dedicated professionals focused on applying complex scientific solutions to address the problems facing retailers.

Strategy

      Our goal is to help our customers be the most successful retailers in the world. In pursuing this goal, we intend to maintain and expand our status as a leading provider of fully scalable, web-based software solutions for the retail industry. Key elements of our strategy include:

•	Increase our market share of retail packaged applications and services. We believe we can continue to build and expand our position of leadership within the retail packaged software applications market as the retail industry increasingly turns to packaged software applications as an alternative to expensive in-house and custom developed applications.

•	Provide high customer satisfaction. The retail industry is strongly influenced by formal and informal references. We believe we have the opportunity to expand market share by providing high levels of customer satisfaction with our current customers, thereby fostering strong customer references to support sales activities.

•	Provide tangible, measurable return on investment (deliver value to our customers). We believe that maximizing our customers’ measurable return on investment will help us compete in our market space and increase our market share.

•	Become the preferred application and technology architecture for the retail industry on a global basis. By leveraging both our success within the Tier 1 retail market and a renewed focus on retail’s mid-market, we believe we are uniquely positioned to become the preferred application and technology architecture provider for retail software and associated services. We believe our strong market share within the core backbone of a retailer’s application architecture can be leveraged to develop a leading technology and best in business standard.

Products

      We develop and sell software solutions that support virtually all of the operational activities of a typical retailer. Our software solutions create value by applying innovative technology to help our customers efficiently create, manage and fulfill consumer demand. Our products can generally be deployed individually to meet specific business needs, or as part of a scalable and fully integrated, end-to-end solution. Our primary software solutions consist of five integrated, but independently deployable groups of products, which are accessed via an Internet browser and can be hosted by a customer or by an outside application service provider. The five product groups are: Advanced Replenishment, Planning and Optimization; Merchandise Operations Management; Supply Chain Management; Integrated Store Operations; and Enterprise Infrastructure.

Advanced Replenishment, Planning and Optimization

      Inventory management is a challenging task for the retail industry. Retailers must ensure a wide variety of product assortments are procured from numerous vendors, distributed across complex supply chains and are available at the right place, right time and right price to meet expected consumer demand.

      Predicting accurate consumer demand can best be done by applying scientific mathematical forecasting models. These models can help retailers understand historical trends and can project consumer behaviors into the future, thereby providing an accurate picture of future demand. When developing the inventory plan to meet this demand, it is important to understand the constraints within the supply chain and to have the ability to automatically and proactively manage the plan to overcome these constraints. It is also important that the item is optimally priced and that markdown strategies are appropriately identified and executed.

      Our solutions deliver scientific forecasting, planning, replenishment and optimization capabilities that enable retailers to match supply with consumer demand, driving improvements in inventory turns, margin and profitability.

      Key business functions covered within the area of Advanced Replenishment, Planning and Optimization include: merchandise and channel planning, assortment planning, item planning, visual space planning, promotional planning, markdown optimization, price optimization, assortment to space optimization, customer optimization, demand forecasting, replenishment planning, allocation planning, replenishment optimization, collaborative planning, forecasting and replenishment.

      Solutions supporting these business functions include Retek’s planning, optimization, forecasting, and replenishment offerings.

      Retek offers solution templates for the following planning processes:

Merchandise Financial, Product (Item), and Location Planning templates provide highly flexible financial, product, channel and location planning by creating a business plan for all products across an organization. Merchandise Financial Planning helps retailers proactively respond to changing conditions and take advantage of unique market opportunities that may have been otherwise lost due to the lack of timely information.

Retek® Item Planning software provides full life cycle, item level planning capabilities to produce a bottom up plan in support of, and in conjunction with, an overall financial plan. Item Planning is a proactive pre-season and in-season approach to product planning and management.

Retek® Assortment Planning software templates help retailers determine the optimum product mix, and item depth and breadth necessary to satisfy customer demand in each store. Combining the art and science of merchandising, the assortment plans are derived within the constraints of the financial plan and available space. This results in improved customer service, increased revenues and increased return on inventory investment.

      Retek offers the following optimization services and solutions:

Retek® Customer Revenue Optimization software provides a “tool kit” of advanced mathematics to use in conjunction with Retek’s proprietary “behavior profiling” techniques to help predict future buying habits of customers.

Retek® Space Optimization software provides optimal space, fixture and shelf space allocation recommendations based on business rules, forecasted demand and profit potential to maximize revenues and profits.

Retek® Inventory Optimization software uses advanced forecasting and simulation techniques to determine the optimal parameters for a retailer’s supply chain. These parameters include how often an item should be ordered and whether it should be stocked in a warehouse or shipped directly from a supplier.

Retek® Markdown Optimization software provides the timing of, and price recommendations for the initial and additional clearance markdowns within the boundaries of global and business specific rules to maximize revenue and profit.

      Solutions supporting forecasting business processes include:

Retek® Forecasting software provides highly accurate forecasts that can be used to improve the planning, allocation and replenishment processes. This solution enables retailers to more accurately predict demand for products and thus minimize out of stock merchandise, lower excess inventory and improve supply chain planning and management.

Retek® Promotional Forecasting software is a promotional forecasting tool that tracks and analyzes the profitability of promotions or the effectiveness of specific promotional features and components. By measuring promotional effectiveness retailers can improve how advertising promotion dollars are spent and reduce unnecessary mark-downs.

      Solutions supporting replenishment business processes include:

Retek® Advanced Inventory Planning software integrates with Retek® Demand Forecasting software to produce time-phased order plans that are synchronized across the supply chain taking into account real world constraints such as actual inventory, logistics and available labor.

Retek® Allocation software supports the product allocation process to individual stores. Proper allocation ensures the right quantity of product in the right location at the right time to maximize sales, profits and customer satisfaction.

Retek® Collaborate software is a web-based, collaborative solution that supports standard best practices for collaborative planning forecasting and replenishment (CPFR). This enables retailers to share information directly with suppliers regarding sales trends and inventory needs.

Merchandise Operations Management

      Our Merchandise Operations Management solutions enable retailers to coordinate their operations and maintain a single, comprehensive source of consistent and accurate data. This coordination enables retailers to provide consumers with the right product, at the right place and time, in the right quantities and for the right price.

      Key business processes covered within the area of merchandise operations management include merchandise management, inventory and financial tracking, sales audit, rules-based pricing, invoice matching as well as collaborative design and sourcing.

      Solutions supporting these business processes include:

Retek® Merchandising System software is a flexible, scalable and proven foundation to execute a broad range of core merchandising activities including inventory, purchasing and vendor management. This solution records and controls virtually all retail business information and helps ensure consistent and accurate data across integrated systems. Improved consistency and availability of information allows retailers to make better merchandising decisions.

Retek® Sales Audit software provides for evaluation of point-of-sale data to help ensure accuracy and completeness of information exported to downstream systems. Retek® Sales Audit is designed with flexibility in mind to accommodate varying business practices. User-defined totals support customer calculation of over and shorts and virtually any other data received from the point-of-sale. User-defined audit rules can be applied against totals or raw transaction data to identify exceptions and areas of concern to the retailer. Retek® Sales Audit allows for efficient delivery of high-quality sales data to support improved decision and optimization processes and reporting.

Retek® Invoice Matching software provides for the efficient verification of invoices, a critical control process retailers use to ensure the accuracy of information used to calculate inventory values and invoices paid. Retek Invoice Matching is a natural complement to the Retek Merchandising System as many of the inputs necessary to the invoice verification process are provided through the merchandising system. As an integrated solution with Retek® Merchandising System, Retek Invoice Matching customers can realize productivity increases, reduced maintenance and lower total cost of ownership.

Retek® Price Management software assists retailers make better, faster and more proactive business pricing decisions for a large number of products and stores.

Retek® Trade Management software automates the international procurement process by linking partners in the supply chain and moving information as products move through the sourcing, buying and delivery processes. This solution gives retailers better delivery information, better visibility into their pipelines and improved regulatory compliance for international orders.

Retek® WebTrack software links retailers and their trading partners via the Internet to collaboratively manage the process of developing and sourcing goods. This solution provides retailers with greater visibility to goods within their supply chain. This allows retailers to proactively spot and fix bottlenecks, improving both the predictability and accuracy of product availability.

Retek® Design software enables real-time collaboration to support new product development and decreases the product cycle time by linking retailers and suppliers via the Internet.

Retek® Master Data Management software will help retailers improve the quality of item information, reduce item master errors, speed the time-to-market for new product introductions and reduce labor costs. The solution allows the ability to synchronize item data across a retailers’ internal systems (Retek, third party and legacy applications) and with suppliers. This product is scheduled to be generally available in the first half of 2004.

Supply Chain Management

      Retailers devote significant resources to managing their supply chains. Advances in technology have enabled retailers to take greater control of their supply chains, resulting in improved service levels with lower inventories and operating costs. Our Supply Chain Management (SCM) solutions put retailers in control of their supply chains by providing the transaction support necessary to move goods as well as the tools necessary to properly manage, measure and control the global movement of goods. Key business functions covered within the area of supply chain management include import management, transportation and warehouse and labor management.

      Our primary solutions supporting these business processes are:

Retek® Distribution Management software is a warehouse management system that plans, manages and optimizes distribution center operations. This results in better inventory flow through the warehouse and lowers labor and distribution costs.

Retek® Labor Management software provides review and reporting capabilities to manage labor productivity and improve performance in the warehouse.

Integrated Store Operations

      Store operations represent the largest expense that retailers incur. New technologies allow retailers to reduce store operation costs and improve customer service. Our Integrated Store Operations (ISO) solutions support these goals, leveraging a scalable and open architecture that is operating system and hardware independent. Key business functions covered within the area of integrated store operations include point of sale, store back office (inventory management) and store labor management.

      Solutions supporting these business processes include:

Retek® Point-of-Sale software is a Java based point-of-sale software system that manages the process for all types of customer transactions. The solution is operated on lower cost hardware and provides a simple user interface, reducing training costs and transaction errors.

Retek® Store Inventory Management software provides real-time data communications between stores and their corporate offices. This application supports store level activities such as item look-up, stock counts and transfers, resulting in improved accuracy of inventory information, in-store efficiency and increased sell-through.

      Additional companion products in ISO support consumer interaction and selling efficiency include:

Retek® Brickstream software allows retailers to monitor in store customer shopping behavior. This solution monitors customer movements in the store and produces real-time feedback regarding customer checkout times. This solution also monitors customer traffic patterns and interactions around promotions and displays, giving store personnel feedback on the effectiveness of a particular display.

Retek® Customer Order Management software supports retailers that sell through catalogs and web sites by providing real-time inventory and customer order information. As a result, customers receive a consistent shopping experience across channels and retailers are able to maintain a comprehensive view of the customer, while reducing the amount of inventory necessary to satisfy demand.

Enterprise Infrastructure

      Supporting a retail enterprise is a substantial task. To quickly respond to changing customer demand, and to effectively plan and manage their supply chains, retailers need robust and scalable IT systems. Key applications and characteristics of an effective Enterprise Infrastructure include data warehousing, alerts and workflow, intuitive application usability and integration.

      Solutions supporting these key characteristics include:

Retek® Data Warehouse software is a robust and retail-specific data warehouse that delivers improved decision support through advanced analytics and performance analysis that can be tailored for use by everyone in a retailer’s organization, from corporate headquarters to stores.

Retek® Active Retail Intelligence software is an exception management system that automates routine tasks, identifies opportunities, recommends courses of action and automates routine tasks.

Retek® Workbench software provides a role-based portal for intuitive application navigation and enhanced usability by end users.

Retek® Integration Solution software offers message-based integration and monitoring through the Retek Integration Bus (RIB) which enables all Retek solutions to communicate with each other as well as with other applications developed by the retailer or acquired from outside vendors utilizing industry standard formats. Retek Extract, Transfer and Load (RETL) provides high-volume data replication required for most planning, optimization and reporting solutions. Retek Integrator provides the ability to share data between Retek e-services and other internal and external systems used by retailers and their trading partners.

Retek In-a-Box

      The Retek In-a-BoxTM solution set created for mid-market retailers, or retailers with annual revenues between $200 million and $3.0 billion. In comparison to larger retailers, many mid-market retailers operate with less employee and financial resources as well as higher product costs. To address this market, Retek In-a-Box offers a complete infrastructure for a retailer including software, hardware and implementation services from Retek and key partners. Retek In-a-Box includes applications that support the following functions:

•	Merchandising,

•	Point-of-Sale,

•	Store Inventory Management,

•	Sales Audit,

•	Invoice Matching,

•	Performance Reporting and Exception Management, and

•	Integration.

      The Retek In-the-Box solution set is meant to be an all inclusive offering that offers many of the same features of our regular Retek products, but bundled together for simplified implementation, lower total cost of ownership and lower integration risks.

Retek Professional Services

      Retek Professional Services help retailers and their integration partners implement Retek solutions rapidly and cost effectively. We offer a comprehensive range of services designed to address a retailer’s business and technical objectives, including consulting, training and custom solution services. Our services range from technical and implementation support to business benefit realization consulting, which assists retailers in utilizing our software solutions to optimize their potential benefits. We offer high-quality timely technical support to customers via phone, e-mail and the Internet. Additionally, we publish online versions of manuals, release notes and updates to existing documentation. Our professional services have the following attributes:

•	Consulting services consist primarily of technical and implementation services and customization of our products for a customer’s specific needs. These services are customarily billed at a fixed daily rate plus out-of-pocket expenses.

•	Technical support or maintenance services consist primarily of customer support services provided after implementation of our solutions. These services are customarily billed in advance for one-year terms.

•	We also provide strategic technical advisory services after product delivery. These services and support are designed to help our customers exploit the full value and functionality of our products.

•	We provide a number of training programs. Courses cover topics such as technical architecture, business use of the merchandizing functionality and development standards and methodology. These services are typically billed on a per class or per person basis.

Customers

      We market our software solutions primarily to retailers who sell to their customers via traditional retail stores, catalogs and/or Internet storefronts. Historically, we have focused on organizations with gross sales in excess of $200 million a year. We market across all sectors of retailing, including fashion, department stores, catalog and consumer direct, specialty retailers, mass merchandise retailers and food, drug and convenience stores. During fiscal year 2003, we had one customer, The GAP, Inc., who accounted for greater than 10% of total revenues.

Government Contracts

      No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Sales, Marketing and Distribution

      We market and sell our software solutions worldwide through a combination of a direct sales force, resellers and distributors. Our sales, marketing and distribution approaches are designed to help customers understand both the business and technical benefits of our software solutions. We conduct a variety of marketing programs worldwide to educate our target market, create awareness and generate leads for our solutions. To achieve these goals, we have engaged in marketing activities including direct mailings, print and online advertising campaigns and trade shows. These programs are targeted at key information technology executives and business users, as well as chief information officers and other senior executives. Revenue generated from our direct sales channel accounted for approximately 99%, 98% and 96% of our total revenue in 2003, 2002 and 2001, respectively.

      To date, we have not experienced difficulties in obtaining raw materials for the manufacture of our products. We had no material backlog of orders as of December 31, 2003. Revenues derived from and expenses associated with our business operations are not generally subject to seasonal fluctuations.

      Financial information concerning us for each of the three fiscal years ended December 31, 2003, 2002 and 2001, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of our consolidated revenue in any one of those periods and information with respect to our operations by geographic area, is set forth in the consolidated financial statements and the notes included in Item 15 of this Annual Report on Form 10-K beginning on page 40.

Research and Development

      Our research and development group has been a critical component of our overall success. As of December 31, 2003, our research and development group was comprised of 320 individuals in Atlanta, GA, Minneapolis, MN and the United Kingdom. In addition, we continue to have close alliances with a number of consulting companies to provide additional staffing if required. These relationships allow us to increase our development capacity as quickly as necessary to address new market and product demand.

      Our research and development group is centrally organized. The group is responsible for product development, implementation of product strategy, delivery of product releases and support of our software applications.

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

      Speed to market is critical to our success. We believe that we have effectively used build, buy and partner strategies to expand our solution offerings. The key in using each of these strategies is the consistency in the underlying technologies and an overall application architecture that allows modular design and development.

      Research and development expenses were $44.5 million, $47.2 million and $42.6 million in the fiscal years 2003, 2002 and 2001, respectively. We believe that significant investments in research and development will be required in the future to remain competitive.

Competition

      The markets for our software solutions are intensely competitive, constantly evolving and subject to rapid technological change. We encounter competition in our products and services from a number of different sources, including retailer’s in-house technical staffs, traditional enterprise resource planning vendors and other vendors of retail specific solutions. Of these vendors, our principal competitors include JDA Software, SAP, Manhattan Associates, Manugistics and i2 Technologies. We compete with a substantial number of other companies focused on providing point solution software applications for specific segments of the retail application market. In addition, there are new market entrants that may offer competitive products in the future. We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

•	the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

•	the quality of our customer service; and

•	the effectiveness of our sales and marketing efforts.

      We believe that our product solution suite is better than those of our competitors in its performance, features and reliability. In addition, we have in the past introduced new solutions and enhancements to our existing solutions in a more timely manner. Our prices are generally higher than our competitors’ reflecting, we believe, the added value of our software solutions. Because the market for our software solutions is intensely competitive and rapidly evolving, we cannot be assured that we will maintain our competitive position against current and potential competitors, especially those with greater name recognition and greater financial, marketing and other resources.

      We expect competition to increase as a result of software industry consolidation. For example, a number of enterprise software companies have acquired point solution providers to expand their product offerings. Our competitors may also package their products in ways that may discourage users from purchasing our products. Current and potential competitors may establish alliances among themselves or with third parties or adopt aggressive pricing policies to gain market share. In addition, new competitors could emerge and rapidly capture market share.

Proprietary Rights and Licensing

      Our success and ability to compete are in part dependent upon our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

      We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our line of products to perform key functions. For example, we license the e*Gate enterprise application integration software from SeeBeyond Corporation, business intelligence software from MicroStrategy, Inc., the Acumate component from Lucent Technologies and Wavelink Studio from Wavelink Corporation. These licenses are non-exclusive, worldwide and royalty-based. The royalties we paid SeeBeyond, MicroStrategy, Lucent and Wavelink under these licenses were, in each case, less than 5% of our total revenue in each of the 2003, 2002 and 2001 fiscal years. We also license and will continue to license certain products integral to our products and services from other third parties, including Accenture, IBM, Oracle Corp. and Sun Microsystems, Inc. If we are unable to continue any of theses licenses, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed and integrated into our current products. These delays, if they occur, could seriously harm our business.

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

Environmental Matters

      We are in substantial compliance with federal, state and local provisions that have been enacted or adopted relating to the protection of the environment. We do not expect that continued compliance with these provisions would have any material effect upon our capital expenditures or earnings.

Employees

      At December 31, 2003, we had 640 employees based in North America, Europe, Asia, Australia and other countries. None of our employees are subject to a collective bargaining agreement except for certain of our French employees and we believe we have good relations with our employees.

Executive Officers

      The names of our executive officers and certain information regarding these persons, including their ages as of January 31, 2003, are set forth below:

Name	Age	Position

Martin J. Leestma	45	President and Chief Executive Officer
John L. Goedert	37	Chief Operating Officer
Gregory A. Effertz	41	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Secretary
Jerome Dolinsky	38	Senior Vice President, World Wide Sales
Thomas F. Carretta	45	Vice President, Legal and General Counsel
Duncan B. Angove	36	Chief Strategy Officer
John R. Gray	38	Chief Technology Officer
James B. Murdy	41	Controller

      Martin J. Leestma joined us in March 2003 as our President and Chief Executive Officer. Prior to joining Retek, Mr. Leestma was a Partner with Accenture Consulting most recently serving as Global Managing Partner CPG/ Retail. Mr. Leestma holds a Bachelor of Science degree in Industrial Management & Computer Sciences from Purdue University.

      John L. Goedert joined us in June 1996 as Senior Vice President, research and development and is currently our Chief Operating Officer, a position he has held since February 2000. Mr. Goedert holds a Bachelor of Business Administration in Finance from Iowa State University.

      Gregory A. Effertz joined us in March 1997 as Senior Vice President, Finance and Administration and Chief Financial Officer. From 1988 to 1997, Mr. Effertz was with American Paging, Inc., a paging service provider, serving most recently as Executive Director, Sales and Marketing, Corporate Controller and Treasurer. Mr. Effertz is a certified public accountant certificate holder and holds a Bachelor of Business Administration in Accounting and Management Information Systems from the University of Wisconsin — Eau Claire.

      Jerome Dolinsky joined us in August of 1998 and is currently our Senior Vice President, World Wide Sales a position he has held since December 2003. Mr. Dolinsky holds a Bachelor of Science degree from Weber State University.

      Thomas F. Carretta joined us in December of 2000 and is currently our Vice President, Legal and Lead Counsel a position he has held since December 2003. Prior to joining Retek, from May 1998 to December 2001, he served as General Counsel and Corporate Secretary of FirePond, Inc. From 1988 to 1998, Mr. Carretta was General Counsel for Comtrol Corporation and affiliated companies. Mr. Carretta holds a Bachelor of Arts in English from Loyola Marymount University and holds a Juris Doctorate from Hamline University School of Law.

      Duncan B. Angove joined us in September 1997 and is currently our Chief Strategy Officer. From 1994 to 1997, he served as a consultant with Andersen Consulting’s Consumer Products Practice, specifically in retail and distribution. Mr. Angove holds a BSC Economics degree from the University College London.

      John Gray joined us in April 2002 and is currently our Chief Technology Officer, a position he has held since January 2003. From February 1999 to April 2002 he was with Chelsea Market Systems, LLC, serving most recently as Chief Architect and Vice President of Research and Development. From 1998 to 1999 he was a Java Architect with Sun Microsystems and from 1996 to 1998, he served as a consultant with Sprint Corporation. Mr. Gray holds a Bachelor of Business Administration in Information Systems from the University of North Texas.

      James B. Murdy joined us in April 1997 as Controller. From 1988 to 1997 Mr. Murdy was with American Paging, Inc, a paging service provider, serving most recently as Assistant Controller. Mr. Murdy is a certified public accountant certificate holder and holds a Bachelor of Business Administration in Accounting from the University of North Dakota.

Item 2:     Property

      Our principal administrative, sales, marketing, and research and development facility is in Minneapolis, Minnesota.

      We also have leased regional offices located in Atlanta, Georgia; Australia, France, Germany and the United Kingdom. Properties leased by us are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that our existing facilities are adequate for our current needs and future requirements.

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

      On June 30, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a tentative settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth.

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

Federal Litigation in the U.S. District Court for the District of Minnesota

      Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003. The consolidated complaint (the “Consolidated Complaint”) alleges, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act against us and certain of our current and former officers and directors. Specifically, the Consolidated Complaint alleges that, among other things, between July 19, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The Consolidated Complaint alleges that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further allege that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs seek compensatory damages and other unspecified relief. On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. On January 27, 2004, the Court heard arguments on the motion to dismiss, and the parties are currently awaiting a ruling by the Court.

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

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5:     Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of our common stock are traded on the Nasdaq National Market under the symbol “RETK”.

      The following table shows the high and low sales price for shares of our common stock for the periods indicated:

	High	Low

2003:
First Quarter	$6.17	$2.62
Second Quarter	$8.50	$5.02
Third Quarter	$7.89	$6.00
Fourth Quarter	$11.49	$6.75
2002:
First Quarter	$35.00	$17.09
Second Quarter	$28.51	$18.20
Third Quarter	$24.30	$2.99
Fourth Quarter	$4.75	$1.50

      On March 1, 2004, the last reported sale price for shares of our common stock on the Nasdaq National Market was $8.31 per share.

      There were approximately 173 holders of record of our common stock as of March 1, 2004.

Equity Compensation Plan Information

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding	outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights as of	and rights as of	reflected in column (a))
	December 31, 2003	December 31, 2003	as of December 31, 2003
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,650,224	$10.84	2,148,550
Equity compensation plans not approved by security holders	—	—	—
Total	11,650,224	$10.84	2,148,550

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$168,329	$191,832	$179,474	$91,957	$69,159
Gross profit	79,657	107,299	104,449	38,212	45,166
Operating loss	(20,227)	(46,742)	(23,319)	(65,598)	(7,096)
Net loss	(20,533)	(123,583)	(14,310)	(42,905)	(5,369)
Basic and diluted net loss per common share	$(0.38)	$(2.35)	$(0.29)	$(0.91)	$(0.13)
Cash dividend declared per common share	—	—	—	—	—

	December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,275	$56,464	$70,166	$31,058	$83,680
Working capital	69,104	46,857	59,309	35,069	84,977
Total assets	178,229	198,567	299,370	195,183	154,233
Payable to HNC Software Inc.	—	—	—	598	15,399
Debt obligations	78	159	236	453	—
Total stockholders’ equity	88,911	101,448	203,523	124,595	123,975

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

Overview

      We completed our initial public offering on November 23, 1999. Prior to the completion of our initial public offering, we were a wholly owned subsidiary of HNC Software Inc., a business-to-business software company that developed and marketed predictive software solutions. On October 2, 2000, HNC announced it had completed its separation of Retek from HNC through a pro rata distribution to HNC’s stockholders of HNC’s entire holding of 40 million shares of our common stock. After the close of the Nasdaq National Market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of our common stock for each share of HNC stock held as of the record date.

      We generate revenue from the sale of software licenses, maintenance and support contracts, professional consulting and contract development services. Until the fourth quarter of 1999, we generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. We revised the terms of our software licensing agreements for a substantial portion of our license revenues.

Under the revised terms, we provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period the technical advisory services are performed if all other criteria for recognition of revenue are met. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. Deferred revenue consists principally of the unrecognized portion of amounts received under license and maintenance service agreements. Deferred license revenue is recognized ratably over the technical advisory period (if applicable), on a percentage of completion basis, or when all criteria for recognition of revenue are met based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

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

Significant Trends and Developments in our Business

      Economic Conditions in the Retail Industry. Recently, we have faced new challenges as the result of weakened worldwide economic conditions. We believe that these global economic conditions have resulted in substantial reductions in information technology spending by our customers and potential customers, and have delayed the closing of some software license transactions. Weakened global economic conditions have in the past, and may in the future, lengthen our selling cycles and negatively impact our business, operating results and financial condition.

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

      We are continuing to focus on the “Tier 1” retail market, but in 2002 and continuing in 2003, we also increased our sales and marketing efforts in the mid-market. We consider the Tier 1 retail market to be retail companies with annual revenues in excess of $3 billion and mid-market to be retail companies with annual revenues from $200 million to $3 billion. We have recently experienced increased sales activity in the mid-market that we would expect to continue to contribute to revenue in future periods. We believe that our new store offerings, such as the point-of-sale offering, have contributed to the increase in sales activity in the Tier 2 market.

      Mix of Domestic and International Business. Revenue attributable to customers outside of North America accounted for approximately 35%, 36% and 33% of our total revenues in 2003, 2002 and 2001, respectively. We believe that this level of international sales is a result of investments we have made in our sales and marketing presence in Europe and Asia, as well as a growing acceptance of packaged software solutions by retailers outside of North America. Although we cannot be certain that this trend toward a larger percentage of our sales being derived from international customers will continue, we believe that our investments in international sales and marketing strengthen our competitive position in these markets.

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

      Customer Funded Product Development — On an on-going basis, we undertake new product development work that is fully funded by one or more of our customers. This gives us an opportunity to incorporate “real world” best business practices into a product that we are able to sell to existing customers and prospects as soon as it is completed. We have developed several products in this way and expect we will continue to use this method to expand and enhance our product set.

Development Relationship with Accenture

      On February 6, 2003, we entered into several new long-term agreements with Accenture. Accenture will provide us with a portion of our required development resources to make custom modifications of our software and to develop software that is funded by customers. Additionally, Accenture hired the employees in our training, translation and documentation departments and will provide resources to us in these areas as an outsourcing partner. In order to obtain competitive rates, we have agreed to utilize a certain minimum number of annual development days of Accenture resources. Our minimum payments in 2004 are $2.2 million. We entered into these agreements to manage the variability in the demand for certain services and to enhance our ability to provide solutions to customers at competitive rates.

Critical Accounting Policies and Estimates

      Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

      We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, which superseded SAB 101.

      We recognize software license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed or determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence of fair value (“VSOE”) exists for the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. In arrangements where we do not have VSOE for all elements and we are not selling technical advisory services, we follow the residual method. For a substantial portion of our software license products sold, we provide technical advisory services after the delivery of our products to help our customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period that the technical advisory services are performed as no vendor specific objective evidence of fair value exists for advisory services.. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. For sales made through distributors, resellers and original equipment manufacturers we recognize revenue at the time these partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met. Maintenance revenue is deferred and recognized ratably over the maintenance period Service revenue, including consulting and training services, is recognized as services are performed. Consulting services are customarily billed at a fixed daily rate plus out-of-pocket expenses.

      Our revenue from contract development services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion, which requires management estimates and judgments. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to income in the period such losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.

      Deferred revenue consists primarily of deferred license and maintenance revenue.

Deferred Tax Assets

      As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items such as deferred revenue for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

      Significant management judgement is required in determining whether any valuation allowance should be recorded against our net deferred tax asset. During the three months ended September 30, 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of revenue decreases in the third quarter of 2002, our operating losses for the three and nine months ended September 30, 2002, our expectation of a significant loss for the full year 2002 and the added uncertainty of the market in which we operate. As of December 31, 2003, we have recorded a valuation allowance against our deferred tax assets of $106.8 million. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to evaluate the need for a full valuation allowance, which will involve substantial management judgment. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income.

Allowance for Doubtful Accounts

      Our software license and installation agreements and commercial development contracts are primarily with large customers in the retail industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2003 and 2002, we have an allowance for doubtful accounts of $3.5 million and $5.7 million, respectively.

Valuation of Long-Lived and Intangible Assets and Goodwill

      We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The aggregate value of our net property and equipment and net intangible assets was $30.4 million and $47.8 million as of December 31, 2003 and 2002, respectively.

      Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including in process research and development, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $13.8 million as of both December 31, 2003 and 2002.

Accrued Restructuring Costs

      In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

      The restructuring plan included workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million in the fourth quarter of 2002. We recorded an additional charge of $0.3 million in 2003 to reflect adjustments to final severance benefits paid. As of December 31, 2003, all payments had been made to the severed individuals.

      We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $0.1 million reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly subjective and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of December 31, 2003, the remaining accrual for lease obligations and terminations is $14.5 million.

Results of Operations

Understanding Our Major Revenues and Expenses

Revenues

      We record revenues for the sale of software licenses, maintenance, and services. License revenues may be recognized by one of three methods based on the elements of the arrangement and contract terms:

1.	Ratably over the technical advisory period,

2.	Upon delivery if all other criteria are met, or

3.	As services are performed on a percentage of completion basis.

      Software licenses are generally sold with technical advisory services and revenues are ratably spread over the length of the advisory services. For example, a $7.5 million license contract sold with technical advisory services of fifteen months would be recognized at a rate of $0.5 million per month over the period of the technical advisory services. If that same contract were recognized upon delivery, $7.5 million would all be recognized during the reporting period. If the $7.5 million contract revenues were recognized using the percent complete method the amount of revenue would be based on how much of the work was completed in a period related to the license. Thus, if 20% of the total estimated work was completed during the reporting period, $1.5 million would be recognized as revenue.

      Fluctuations in license revenues between periods whether increasing or decreasing are influenced by the following factors:

1.	The length of the technical advisory periods. Technical advisory periods generally run from twelve to twenty-four months depending on the goals of the customer. If a license contract has a shorter advisory period, the amount of revenue recognized will be higher on a monthly basis, whereas if the technical advisory period is longer, the amount of license revenue recognized on a monthly basis will be less.

2.	Increases or decreases in license revenue may be dependent upon the number of license contracts being recognized. Because we recognize revenue in monthly amounts over a period of time there are “layers” of revenue being recognized. Thus, an increase or decrease in revenues is not only dependent upon the size of the contracts but the number of contracts being concurrently recognized. Fluctuations in our revenues may result from the rate at which we add more contracts, or “layers” of revenue, as other are taken away because they are fully recognized.

3.	Timing of contracts signed. Depending on when a contract is signed, it may not have an impact on the reported period’s results. Many of our contracts are signed in the last month of the quarter, thus, major contracts may not impact the period in which they are signed.

4.	The mix of license revenues recognized upon shipment or percent complete may impact our revenues. If proportionately more contracts are signed without technical advisory services, this may materially affect our revenue recognition during the quarter. In the case of recognition based on shipment, this may materially increase the period revenues. An increase in percent complete license revenues would cause revenues to fluctuate depending on the amount of work that could be completed on those projects. If there is a shift in license contracts that adds proportionately more or less percent complete arrangements or more or less software revenues that are recognized upon shipment, revenue streams may be materially affected both in the current period and in the outlook of the future periods.

      Maintenance revenues are typically recognized ratably over the longer of the maintenance period or over the technical advisory period associated with the maintenance revenue streams. Services revenue is typically recognized on a time and materials basis as services are performed.

Expenses

      Employee and related costs represent our largest expense and software engineers represent the largest segment of our employees. We manage our software engineers as a resource pool to be applied against the demands of our business. Software engineers have many differing skills and expertise that create sub-sets within this resource pool. Software engineers work in many different capacities within our organization and therefore associated costs are included in many line items in our Statement of Operations including:

1.	Cost of License and Maintenance,

2.	Cost of Services and Others,

3.	Research and Development, and

4.	Sales and marketing.

      We assign software engineers in our resource pool to projects across the organization based on demand regardless of what Statement of Operations line item is charged the applicable cost. As a result, the number of software engineers working on a license and maintenance project may quickly change to a research and development project based on the individual project needs. We may have a reduction in the total number of software engineers during a period, but personnel and related expenses for a certain line item may increase because the remaining software engineers work on projects based on need and demand. Projects are assigned to a Statement of Operations line item based on the type of project involved.

      Another significant expense is third party consultant costs. Generally, third party consultants are software engineers utilized to supplement, or in place of, our employee software engineers. Third party consultants are used on an as-needed basis depending on the availability and skills of internal resources and our ability to leverage our relationships with third party integrators. Third party consultants offer flexibility to meet our programming needs without increasing fixed costs.

      The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

	As a Percentage of
	Total Revenue
	Year Ended
	December 31,

	2003	2002	2001

Revenue:
License and maintenance	54%	69%	73%
Services and other	46	31	27

Total revenue	100	100	100

Cost of revenue:
License and maintenance	18	21	22
Services and other	35	23	20

Total cost of revenue	53	44	42

Gross margin	47	56	58
Operating expenses:
Research and development	26	24	23
Sales and marketing	20	27	30
General and administrative	9	10	12
Acquisition related amortization of intangibles	4	5	6
Impairment of intangible asset	—	4	—
Restructuring expense	—	10	—

Total operating expenses	59	80	71

Operating loss	(12)	(24)	(13)
Other income, net	1	1	1

Loss before income tax provision (benefit)	(11)	(23)	(12)
Income tax provision (benefit)	1	41	(4)

Net loss	(12)%	(64)%	(8)%

Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	34%	30%	30%
Cost of services and other revenue, as a percentage of services and other revenue	74%	75%	75%

Years Ended December 31, 2003, 2002 and 2001

Revenue

      Total revenue. Total revenue decreased 12% to $168.3 million in 2003 and increased 7% to $191.8 million in 2002 from $179.5 million in 2001. Total revenue in 2003 decreased primarily due to a drop in license revenue, which was partially offset by an increase in service revenues. Total revenue increased in 2002 primarily due to an increase in services and other revenues.

      License and maintenance revenue. License and maintenance revenue decreased 32% to $90.2 million in 2003 and increased 1% to $132.6 million in 2002 from $131.7 million in 2001. License revenue decreased in 2003 due to a slow down in the U.S. and world economies and our potential customers are more deliberately evaluating software solutions, which has extended our sales cycles. Although there was some improvement throughout 2003, economic conditions remain difficult for retailers and this affects their willingness to make larger capital expenditures. Maintenance revenues decreased $0.9 million in 2003 to $30.3 million. The decrease is primarily due to one customer not renewing their maintenance agreement, because the customer made a strategic decision to outsource all IT functions to a third party provider. This decrease was partially offset by our increasing base of customers that purchase software maintenance from us. The increase in 2002 license and maintenance revenues as compared to 2001 revenues was due to an increase in maintenance revenues offset by a decrease in license revenues. License revenues decreased due to the difficult economic conditions for retailers as noted previously. Maintenance revenue increased $8.6 in 2002 to $31.2 million due to a growing base of customers that have installed our software solutions.

      Services and other revenue. Services and other revenue increased 32% to $78.1 million in 2003 and 24% to $59.2 million in 2002 from $47.8 million in 2001. The increase in services and other revenue in 2003 was due to several large concurrent projects being serviced by us during the year as well as an increase in our contracted rates. Consulting and custom development revenue increased $19.4 million for the year ended December 31, 2003 and was partially offset by decreases in various services and other revenues. We have relationships with third party integrators and consultants that contract either with us or directly with our customers for services and other integration needs. Our customer’s proportionate use of our service offerings or other third party integrators and consultants may cause our services revenue to vary independently of changes in license and maintenance revenue. However, for 2003 the increases in services and other revenues was directly related to our increasing customer base and the demand by retailers to customize functionality in our software to their operating needs. For 2002, the increase in services and other revenue was due to our expanding customer base, as consulting and custom development increased $13.0 million over 2001.

Cost of Revenue

      Cost of license and maintenance revenue. Cost of license and maintenance revenue consists of fees for third party software products that are integrated into our products, third party license development costs, salaries and related expenses of our customer support organization, other infrastructure costs and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue decreased 23% to $31.0 million in 2003 and increased 3% to $40.1 million in 2002 from $39.0 million in 2001. The decrease in cost of license and maintenance revenue in 2003 was due to a $6.1 million decrease in third party consultant costs, a $1.7 million decrease in non-cash amortization and a $0.9 million decrease in overhead allocation. Third party consultants were used in 2002 to help with several funded development contracts that were mostly completed. We anticipate the use of additional third party consultant resources to complete pending funded development contracts. Non-cash amortization decreased because several intangible assets were fully amortized in 2002. Our overhead costs decreased due to our restructuring efforts. Because we abandoned leased space with our restructuring in 2002 and recorded a loss at that time, we now have less rent expense allocated. The increase in cost of license and maintenance revenues in 2002 was due to a $3.3 million increase in personnel and related costs, a $1.6 million increase in third party purchased software and a $1.7 million increase in amortization of stock-based compensation and purchased software, which was offset by a $3.9 million decrease in third party consultant costs, and in addition, 2001 contained $1.7 million in asset impairment charges for which similar charges did not occur in 2002. As a percentage of license and maintenance revenue, cost of license and maintenance revenue increased to 34% in 2003 from 30% for the corresponding prior year. This is due to both the amount and proportion of funded development and maintenance revenues as compared to total license and maintenance revenues in 2003. Funded development and maintenance revenues typically have lower margins than license revenues. The increase in percentage costs of license and maintenance revenues for 2003 is due to an increase in funded development projects as well as funded development revenues represent a larger proportion of total license and maintenance revenues over the prior year. In addition maintenance revenues in 2003 represented a larger proportion of total license and maintenance revenues.

      Cost of services and other revenue. Cost of services and other revenue include salaries and related expenses of our consulting organization, cost of third parties contracted to provide consulting services to our customers and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 30% to $57.6 million in 2003 and 23% to $44.5 million in 2002 from $36.0 million in 2001. The increase in cost of services and other revenues in 2003 was primarily due to a $13.4 million increase in third party consulting costs. Third party consultants are used on an as needed basis depending on the availability and skills of internal resources and our ability to leverage our relationships with third party integrators. Also, demand for third party consultants fluctuates due to the location of our services customers. Service projects for international customers are typically staffed by local third party consultants, rather than internal resources, thus as we continue to expand our international customer base, we may increase our use of third party consultants. As a percentage of services and other revenue, the cost of services and other revenue decreased to 74%, from 75% for the corresponding prior year. This increase in margins was due to higher billing rates for our services. The increase in cost of services and other revenue during 2002 was due to the additional personnel and related costs offset by a decrease in third party consultant expense.

Operating Expenses

      Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our software engineering organization, fees paid to third party consultants and an allocation of facilities and depreciation expenses. Research and development expenses decreased 6% to $44.5 million in 2003 and increased 11% to $47.2 million in 2002 from $42.6 million in 2001. The decrease in research and development expenses in 2003 was due a $4.9 million decrease in personnel and related expenses, $0.9 million decrease in non-cash compensation expenses and a $0.3 million decrease in employee development, which were partially offset by a $3.6 million increase in third party consultant costs. The decrease in personnel and related costs was due to our restructuring efforts initiated in 2002. Non-cash charges decreased because the deferred stock based compensation related to certain stock option grants were fully amortized in 2003. The increase in third party consultant costs for 2003 was due to our need to staff certain development projects that could not be staffed internally. We use third party consultants on an as needed basis, in particular if our internal resources are not sufficient to complete the necessary development activities. We anticipate leveraging third party consultants in the future to assist in certain development activities. The increase in research and development expenses in 2002 was due to a $1.3 million increase in personnel and related costs and $3.0 million in third party consultant costs primarily due to the costs associated with completing various components and enhancing the capabilities of Retek 10, as well as an increase in facilities costs due to our move to our new corporate facilities. These increases were offset by a decrease in amortization of stock-based compensation.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries and the related costs of our sales and marketing organization, sales commissions, costs of our marketing programs, including public relations, advertising, trade shows, collateral sales materials, our customer user reference group program, rent and facilities costs associated with our regional and international sales offices and an allocation of our facilities and depreciation expenses. Sales and marketing expenses decreased 35% to $33.7 million in 2003 and 3% to $51.5 million in 2002 from $53.4 million in 2001. The decrease in sales and marketing expense in 2003 was due to a $9.9 million decrease in employee and related costs, a $4.5 million decrease in direct allocation depreciation, a $1.0 million decrease in overhead allocation, a $1.0 decrease in corporate marketing, a $0.4 million decrease in recruiting and a $0.3 million decrease in non-cash compensation. The decrease in personnel and related costs as well as overhead allocation was due to our restructuring efforts initiated in 2002. We had fewer personnel and less total overhead costs. This decrease in personnel also affected our recruiting programs as we had fewer employee hires in 2003. The decrease in direct allocation depreciation was due to an asset that was fully depreciated as of December 31, 2002; therefore, no such costs were recognized in 2003. Corporate marketing expenditures decreased as we re-evaluated and subsequently discontinued certain marketing programs. Non-cash charges decreased because the deferred stock based compensation related to certain stock option grant was fully amortized in 2003. The decrease in sales and marketing expenses in 2002 was due to a $3.7 million decrease in personnel and related expenses and a $1.3 million decrease in marketing programs. These decreases were partially offset by an increase in expenses related to the expansion of our sales presence in several international locations including Korea, Hong Kong and Japan. We expect sales and marketing expense to increase in absolute dollars as we increase our sales staff and market new product introductions.

      General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations, third party professional service fees and an allocation of our facilities and depreciation expenses. General and administrative expenses decreased 18% to $14.9 million in 2003 and 13% to $18.3 million in 2002 from $21.0 million in 2001. General and administrative expenses decreased in 2003 due to a $1.0 million decrease in professional services and a $0.5 million decrease in personnel and related expenses. Additionally, 2003 general and administrative expenses decreased due to a $1.6 million decrease in bad debt expense for a note receivable that was incurred in 2002. The decrease in professional services is primarily due to less legal costs incurred to defend against various claims against us. The decrease in personnel and related costs was due to our restructuring efforts initiated in 2002. The decrease in general and administrative expenses in 2002 was primarily due to charges incurred in 2001 related to our move to our new corporate facilities. In 2001 we had a $6.9 million charge to write-off obligations and assets on space we abandoned and this caused a decrease in 2002 general and administrative expenses relative to 2001. This decrease was partially offset by an increase in general and administrative expenses in 2002 from a $1.6 million bad debt expense for a note receivable and $1.2 million in accelerated depreciation for assets abandoned under our restructuring plan.

      Impairment of intangible asset. The impairment of intangible assets during 2002 relates to the intangible asset acquired from Henderson Ventures, Inc. (“Henderson”). Because our relationship with Henderson has not generated software sales for us to-date and because of the increasing uncertainty about retailers’ future capital investments and other factors, we determined that an evaluation of the recoverability of the intangible asset related to Henderson was appropriate during the third quarter 2002. As a result, we determined that no significant future cash flows are probable from our relationship with Henderson and the net book value of the intangible asset related to the software development and distribution agreement of $8.7 million was impaired and was written off during the third quarter of 2002.

      Acquisition-related amortization of intangibles. In connection with our purchase of HighTouch Technologies, Inc. in 2000, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $30.4 million, of which $6.7 million was allocated to intangibles, $19.7 million was allocated to goodwill and $4.0 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of WebTrack Limited in 1999, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.3 million was allocated to intangibles, $0.3 million was allocated to goodwill and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

Restructuring and Other

      In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

      The restructuring plan included workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million in the fourth quarter of 2002. We recorded an additional charge of $0.3 million in 2003 to reflect adjustments to final severance benefits paid. As of December 31, 2003, all payments had been made to the severed individuals.

      We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $0.1 reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessees. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of December 31, 2003, the remaining accrual for lease obligations and terminations is $14.5 million.

      The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of December 31, 2003.

	Restructuring		Balance as of	Adjustments	Cash	Balance as of
	Charges	Cash Usage	December 31, 2002	to provision	Usage	December 31, 2003

Lease obligations and terminations	$17,019	$—	$17,019	$(113)	$(2,432)	$14,474
Severance and related benefits	2,623	(940)	1,683	281	(1,964)	—

Total	$19,642	$(940)	$18,702	$168	$(4,396)	$14,474

      Related to the lease abandonment charge, we recorded $1.9 million of accelerated depreciation on equipment and leasehold improvements to be abandoned in 2003, which is recorded as general and administrative expense.

      Interest and other income, net. Interest and other income, net decreased by $0.6 million 2003 and increased $0.3 million in 2002. The decrease in 2003 was primarily due to lower interest income earned during the period. The increase in other income in 2002 was due to an increase in interest income and a decrease in other (expense) primarily due to fewer penalties and fewer non-interest charges related to lines of credit.

      Income tax provision (benefit). The income tax provision decreased by $77.2 million in 2003 and increased $86.2 million in 2002 from the income tax benefit recorded in 2001. During the third quarter of 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of our revenue decrease, our operating losses, our expectation of significant loss for the full year 2002 and the added uncertainty of the market in which we operate. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations. Through the second quarter of 2002, the tax amounts were based on management’s estimates of the effective tax rates to be incurred by us during those respective full years.

      The income tax provision for 2003 relates to state and foreign income taxes.

Liquidity and Capital Resources

      At December 31, 2003, our cash, cash equivalents and investment balance was $94.2 million, representing a $8.7 million increase during 2003. This increase is due to a $2.4 million increase from operations, $4.8 million from the issuance of common stock through employee stock option exercises and proceeds from shares issued through our Employee Stock Purchase Plan and $3.1 million from foreign currency gains, which was partially offset by $1.5 million of purchases of property and equipment. Our cash requirements for servicing debt will be less than $0.1 million in 2004. Cash from operations is primarily the difference between cash payments from customers to us and payments we make to vendors and for internal expenses, primarily personnel and related costs of our employees.

      Net cash provided by operations was $2.4 million for 2003, net cash used by operating activities was $2.3 million in 2002 and net cash provided by operating activities was $23.6 million in 2001. Sources of cash for 2003 include operating cash flow adjustments for depreciation and amortization expense, amortization of stock based compensation and bad debt provisions, as well as decreases of accounts receivable and other assets. Uses of cash for 2003 were due to net losses and a decrease in accrued liabilities, accrued restructuring and deferred revenue. Uses of cash in 2002 were due to an operating loss adjusted to exclude non-cash charges and increases in accounts receivable, and decreases in accrued liabilities and deferred revenue. Sources of cash in 2001, which offset our net loss and an increase in accounts receivable, were depreciation and amortization, increases to the provision for doubtful accounts, amortization of stock-based compensation and increases in deferred revenue

      Net cash used by investing activities was $12.4 million for 2003. Uses of cash included net purchases of investments for sale and purchases of property and equipment. The increase in investments for sale was due to the timing of when investments matured and the proceeds used to subsequently purchase additional investments. We purchase investments designed to protect our capital investment, primarily short-term investments that have a low risk of capital loss, such as U.S. government securities, major corporation commercial paper, money market securities and tax-exempt municipal securities. Recently our investment mix has included more short-term instruments because the difference between short term and long-term interest rates is not large enough to justify long term holding periods. Net cash used in investing activities was $27.3 and $13.3 million in 2002 and 2001, respectively. In 2002, uses of cash were due to the acquisition of property and equipment, purchase of investments available for sale and cash paid for substantially all of the technology of Chelsea. In 2001, uses of cash were due to the acquisition of property and equipment and purchases of investments available for sale, which were partially offset by the sale of investments available for sale. The increase in purchases of investments was due to our investing cash in higher yielding investments.

      Net cash provided by financing activities was $4.8 million in 2003. Sources of cash were primarily due to the issuance of common stock through employee stock option exercises and proceeds from shares issued through our Employee Stock Purchase Plan. Net cash provided by financing activities was $13.1 million in 2002 and $28.5 million in 2001. Net cash provided by financing activities in 2002 and 2001 were due to the issuance of common stock for employee stock option exercises and stock plan purchases.

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

      The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands).

						After
Contractual Obligations	2004	2005	2006	2007	2008	2008

Operating leases	$6,950	$5,854	$5,406	$5,293	$5,029	$28,903
Contract Commitments	2,200	—	—	—	—	—
Notes payable	78	—	—	—	—	—

Total	$9,228	$5,854	$5,406	$5,293	$5,029	$28,903

							After
Other Commercial Commitments	2004		2005	2006	2007	2008	2008

Standby letters of credit		$—	$—	$2,000	$2,140	$—	$—

Total	$		$0	$2,000	$2,140	$0	$0

      As of December 31, 2003, there were no balances drawn against the line of credit or standby letters of credit.

      We have commitments with our strategic alliance partner, Accenture, whereby upon achieving certain revenue targets we may be obligated to issue shares and to make payments as outlined in Note 7 to the consolidated financial statements.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in fiscal year 2004, FIN 46, as amended, will be applied to interests in variable interest entities (VIEs) acquired prior to February 1, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 will not have a material effect on our consolidated financial position, results of operations or cash flows. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely effected.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECLINE.

      Our quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If our quarterly operating results fail to meet expectations, the trading price of our common stock could decline. In addition, significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

•	the demand for and market acceptance of our software solutions;

•	competitors’ announcements or introductions of new software solutions, alliance agreements, services or technological innovations;

•	our ability to develop, introduce and market new products on a timely basis;

•	customer deferral of material orders in anticipation of new releases or new product introductions;

•	our success in expanding our sales and marketing programs;

•	technological changes or problems in computer systems;

•	general economic conditions which may affect our customers’ capital investment levels; and

•	our ability to reduce expense levels if our revenues decline and our ability to implement our restructuring plan.

      We currently derive a significant portion of our license revenue in each quarter from a small number of relatively large orders and we generally recognize revenue from our licenses over the related technical advisory services period. If we are unable to recognize revenue from one or more substantial license sales for a particular fiscal quarter, our operating results for that quarter would be seriously harmed and our visibility for revenue deferred into future quarters would be reduced. In addition, the license of our products typically involves a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete an implementation may vary from customer to customer and may be protracted due to unforeseen circumstances. Because our revenues from implementation, maintenance and training services are largely correlated with our license revenue, a decline in license revenue may also cause a decline in our services revenue in the same quarter and in subsequent quarters. Because our sales cycle is long, we may have difficulty predicting when we will recognize revenue. If our quarterly revenue or operating results fall below expectations, the price of our common stock could fall substantially and we could become subject to additional securities class action litigation. Litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

      Additionally, our reporting period operating results would also be impacted if our customers did not purchase technical advisory support with our software solutions. With technical advisory support, revenues are recognized ratably over the advisory period, if all other revenue recognition criteria are met. Without the advisory services, revenues would be recognized when we execute the license agreement or contract, deliver the software, determine that collections of the proceeds is probable and vendor specific objective evidence of fair value exists to allocate revenue to undelivered elements of the arrangement. Using these criteria, rather than our current revenue recognition policy with advisory services, could materially impact period over period results in our consolidated financial statements.

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

      Our quarterly expense levels are relatively fixed and are based, in part, on our expectations of future revenue. As a result, if revenue levels fall below our expectations, net income will decrease because only a small portion of our expenses varies with our revenue.

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

      Our business depends on the successful customer acceptance of our products and we expect to continue to depend on revenue from existing, new and enhanced versions of our products. In addition, our business would be harmed if our target customers do not adopt and/or expand their use of our products. In addition, potential customers are evaluating solutions more deliberately, which has resulted in extending our sales cycles. If we are unable to develop new software solutions or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our sales may decline. The life cycles of our products are difficult to predict because the market for our products is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render our existing products or services obsolete and unmarketable.

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

      We rely, and expect to continue to rely on a number of third parties to implement our software solutions at certain customer sites. If we are unable to establish and maintain effective, long-term relationships with these implementation providers or if these providers do not meet the needs or expectations of our customers, our revenue will be reduced and our customer relationships will be harmed. Our current implementation partners are not contractually required to continue to help implement our software solutions. Our software products perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Implementation of our software solutions can also be a lengthy process.

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

COMPETITIVE PRESSURES COULD REDUCE OUR MARKET SHARE OR REQUIRE US TO REDUCE OUR PRICES, WHICH WOULD REDUCE OUR REVENUE AND/ OR OPERATING MARGINS.

      The market for our software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede our ability to sell products and services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce prices, which would reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing, development or other resources and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

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

SUBSTANTIALLY ALL OF OUR REVENUE IS DERIVED FROM THE RETAIL INDUSTRY.

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

IF WE FAIL TO OBTAIN ACCESS TO THE INTELLECTUAL PROPERTY OF THIRD PARTIES, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

      We must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties, including MicroStrategy, Wavelink, SeeBeyond, Lucent, Sun, IBM, Accenture and Oracle. Our business would be seriously harmed if the providers from whom we license such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or prices or at all. Our inability to maintain or obtain this software could result in shipment delays or reduced sales of our products. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm business and operating results.

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

Interest Rate Risk

      The fair value of our cash, cash equivalents and investments available for sale at December 31, 2003 was $94.2 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.1 million in notes payable as of December 31, 2003 are at a fixed interest rate.

	Expected Maturity Date

	2004	Total	Fair Value

	(US $ in thousands)
Liabilities:
Long Term Debt	$81	$81	$78
Average Interest Rate	7.0%

Foreign Currency Exchange Rate Risk

      We develop products in the United States and sell in North America, Australia, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 25%, 25% and 28% of our total sales were denominated in currencies other than the U.S. dollar in 2003, 2002 and 2001, respectively.

Equity Price Risk

      We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of December 31, 2003 we had substantially written off all of the value associated with our equity investments.

Item 8:	Financial Statements and Supplementary Data

      The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page 40.

Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item.

Item 9A.	Controls and Procedures

      (a) An evaluation was carried out under the supervision and with the participation of Retek’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Retek’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Retek’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Retek in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      No change in Retek’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, Retek’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Certain information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

      Retek has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. We have posted the Code of Ethics on our website located at www.retek.com. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer principal accounting officer, controller and other persons performing similar functions within five business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, under the caption “Certain Transactions.”

Item 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting for Shareholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this Annual Report

      1. Financial Statements. The following consolidated financial statements, and the related notes thereto, of us and the Report of Independent Accountants are filed as a part of this Annual Report on Form 10-K.

Page
Number

Retek Inc.:
Report of Independent Auditors	41
Consolidated Balance Sheets as of December 31, 2003 and 2002	42
Consolidated Statements of Operations as of December 31, 2003, 2002 and 2001	43
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	44
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001	45
Notes to Consolidated Financial Statements	46

      2. Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.

      3. Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits on page 70.

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

Report of Independent Auditors

To the Board of Directors and Stockholders of

Retek Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 40 present fairly, in all material respects, the financial position of Retek Inc. (the Company) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 23, 2004

Retek Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$54,275	$56,464
Investments	36,287	29,045
Accounts receivable, net	33,699	43,185
Other current assets	5,827	8,011

Total current assets	130,088	136,705
Investments	3,658	—
Property and equipment, net	12,227	19,513
Intangible assets, net	18,208	28,287
Goodwill	13,817	13,817
Other assets	231	245

Total assets	$178,229	$198,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,739	$15,708
Accrued liabilities	10,410	13,345
Accrued restructuring costs	2,757	4,188
Deferred revenue	32,000	42,012
Note payable, current portion	78	81

Total current liabilities	60,984	75,334
Accrued restructuring costs, net of current portion	11,717	14,514
Note payable, net of current portion	—	78
Deferred revenue, net of current portion	16,617	7,193

Total liabilities	89,318	97,119
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value — 150,000 shares Authorized, 54,658 shares and 53,177 shares issued and outstanding at December 31, 2003 and 2002, respectively	547	532
Paid-in capital	283,449	278,680
Deferred stock-based compensation	(45)	(1,451)
Accumulated other comprehensive income	2,310	504
Accumulated deficit	(197,350)	(176,817)

Total stockholders’ equity	88,911	101,448

Total liabilities and stockholders’ equity	$178,229	$198,567

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,

	2003	2002	2001

Revenue:
License and maintenance	$90,195	$132,607	$131,682
Services and other	78,134	59,225	47,792

Total revenue	168,329	191,832	179,474

Cost of revenue:
License and maintenance	31,047	40,066	39,001
Services and other	57,625	44,467	36,024

Total cost of revenue	88,672	84,533	75,025

Gross profit	79,657	107,299	104,449
Operating expenses:
Research and development	44,527	47,197	42,550
Sales and marketing	33,685	51,507	53,362
General and administrative	14,913	18,260	21,017
Acquisition related amortization of intangibles	6,591	8,749	10,839
Impairment of intangible asset	—	8,686	—
Restructuring expense	168	19,642	—

Total operating expenses	99,884	154,041	127,768

Operating loss	(20,227)	(46,742)	(23,319)
Interest income	1,124	1,898	2,354
Interest expense	(21)	(41)	(94)
Other income (expense), net	362	257	(432)

Loss before income tax provision (benefit)	(18,762)	(44,628)	(21,491)
Income tax provision (benefit)	1,771	78,955	(7,181)

Net loss	(20,533)	(123,583)	$(14,310)

Basic and diluted net loss per common share	$(0.38)	$(2.35)	$(0.29)

Weighted average shares used in computing basic and diluted net loss per common share	53,801	52,483	49,925

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(20,533)	$(123,583)	$(14,310)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax provision (benefit)	—	74,227	(24,409)
Depreciation and amortization expense	18,888	29,252	28,555
Amortization of stock-based compensation	1,356	3,141	5,344
Provision for doubtful accounts	1,600	2,500	2,808
Write-off of note receivable	—	1,579	—
Impairment of intangible asset	—	8,686	—
Impairment of equipment	—	—	1,289
Tax benefit from stock option transactions	—	3,702	16,371
Lease abandonment	—	—	5,253
Restructuring expense	168	19,642	—
Changes in assets and liabilities, excluding impact of acquisitions:
Accounts receivable	6,574	(5,508)	(16,554)
Other assets	2,198	(1,460)	3,419
Accounts payable	31	4,970	(354)
Accrued liabilities	(3,103)	(1,941)	2,471
Accrued restructuring	(4,228)	—	—
Deferred revenue	(588)	(17,524)	13,705

Net cash provided by (used in) operating Activities	2,363	(2,317)	23,588

Cash flows from investing activities:
Acquisition of intangible asset	—	(8,890)	—
Purchases of investments for sale	(365,779)	(195,664)	(235,165)
Sales of investments for sale	354,863	182,026	240,487
Acquisitions of property and equipment	(1,523)	(4,751)	(18,638)

Net cash used in investing activities	(12,439)	(27,279)	(13,316)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	4,834	13,135	28,676
Repayment of debt	(81)	(77)	(217)

Net cash provided by (used in) financing Activities	4,753	13,058	28,459

Effect of exchange rate changes on cash	3,134	2,836	377

Net (decrease) increase in cash and cash equivalents	(2,189)	(13,702)	39,108
Cash and cash equivalents at beginning of period	56,464	70,166	31,058

Cash and cash equivalents at end of period	$54,275	$56,464	$70,166

Significant non-cash investing and financing activities:
Removal cost method of investment obtained from exchange software products	$—	$(4,000)	$—

Minority investment obtained through issuance of warrants	$—	$—	$12,505

Acquisition of intellectual property through issuance of common stock	$—	$—	$30,198

Supplemental cash flow disclosure:
Interest paid	$9	$14	$17

Income taxes paid	$924	$929	$870

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Loss
(in thousands)

					Accumulated
	Common stock			Deferred	other		Total
			Paid-in	stock-based	comprehensive	Accumulated	stockholders’	Comprehensive
	Shares	Amount	capital	compensation	income (loss)	Deficit	equity	loss

Balance at December 31, 2000.	48,163	$482	$173,892	$(9,705)	$(1,150)	$(38,924)	$124,595	$(43,473)
Tax benefit from stock options			16,371				16,371
Common stock issued under Employee Stock Purchase Plan	388	4	5,323				5,327
Common stock options exercised	2,212	22	23,347				23,369
Acquisition of intellectual property through issuance of common stock	976	10	30,188				30,198
Deferred stock-based compensation			395	(395)
Minority investment through issuance of warrants			12,505				12,505
Amortization of stock-based compensation				5,344			5,344
Unrealized gain on investments					55		55	55
Foreign currency translation adjustment					69		69	69
Net loss						(14,310)	(14,310)	(14,310)

Balance at December 31, 2001.	51,739	518	262,021	(4,756)	(1,026)	(53,234)	203,523	(14,186)

Tax benefit from stock options			3,702				3,702
Common stock issued under Employee Stock Purchase Plan	666	6	4,289				4,295
Common stock options exercised	772	8	8,832				8,840
Amortization of stock-based compensation				3,141			3,141
Deferred stock-based compensation			(164)	164
Unrealized gain on investments					11		11	11
Foreign currency translation adjustment					1,519		1,519	1,519
Net loss						(123,583)	(123,583)	(123,583)

Balance at December 31, 2002.	53,177	532	278,680	(1,451)	504	(176,817)	101,448	(122,053)

Tax benefit from stock options
Common stock issued under Employee Stock Purchase Plan	1,278	13	3,725				3,738
Common stock options exercised	203	2	1,094				1,096
Amortization of stock-based compensation				1,356			1,356
Deferred stock-based compensation			(50)	50
Unrealized gain on investments					(16)		(16)	(16)
Foreign currency translation adjustment					1,822		1,822	1,822
Net loss						(20,533)	(20,533)	(20,533)

Balance at December 31, 2003.	54,658	$547	$283,449	$(45)	$2,310	$(197,350)	$88,911	$(18,727)

See accompanying notes to consolidated financial statements.

Retek Inc.

Notes to Consolidated Financial Statements

(unless otherwise noted, in thousands, except for share and per share amounts)

Note 1 —	The Company and its Significant Accounting Policies

The Company

      Retek Inc. and its subsidiaries develop application software that provides a complete information infrastructure solution to the global retail industry. Our offerings include Advanced Replenishment, Planning and Optimization, which enables retailers to combine their planning functions with their execution systems; automates decision making processes and enables management by exception, Merchandise Operations Management, which enables retailers to coordinate their operations and maintain a single source of data, Supply Chain Management, which enables retailers to take greater control of and manage their inventory supply chains; Integrated Store Operations, which help retailers reduce store operation costs and improve customer service; and Enterprise Infrastructure, which includes functions such as data warehousing, alerts and work flow, intuitive application usability and integration. Many of our products incorporate proprietary neural-network predictive technology that enhances the usefulness, accuracy, and adaptability of our applications enabling better decision-making by retailers. We are headquartered in Minneapolis, Minnesota. Our wholly owned subsidiaries include Retek Information Systems, Inc., Retek International, Inc. and HighTouch Technologies, Inc. (“we” “us” or the “Company”).

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

Investments

      Investments in debt securities that are not cash equivalents have been designated as available for sale. Those securities, which consist of various high rated government securities, corporate commercial paper and other investments with high credit quality are reported at fair value, with net unrealized gains and losses included in stockholders’ equity. The net unrealized gain/(loss) on investments was ($16), $11 and $55 at December 31, 2003, 2002 and 2001, respectively. The debt securities mature in 2003 through 2006.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      The Company’s investments as of December 31, 2003 and 2002 were as follows:

		Aggregate	Unrealized	Unrealized
	Cost	Fair Value	gains	losses

As of December 31, 2003:
Commercial paper	$1,499	$1,499	$—	$—
Government agencies	28,252	28,272	20	—
State and local municipalities debt	4,991	4,987	—	(4)
Corporate debt	5,187	5,187	—	—

	$39,929	$39,945	$20	$(4)

As of December 31, 2002:
Commercial paper	$11,588	$11,591	$3	$—
Government agencies	7,167	7,171	4	—
State and local municipalities debt	2,525	2,530	5	—
Corporate debt	7,754	7,753	—	(1)

	$29,034	$29,045	$12	$(1)

Accounts receivable

      Accounts receivable are initially recorded at fair value upon the sale of software licenses or services to customers. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts we take several factors into consideration including the overall composition of the accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are recorded as bad debt expense and are booked as a contra revenue item in our consolidated statements of operations.

Property and Equipment

      Property and equipment are recorded at cost. We recognize depreciation and amortization expense using the straight-line method over the estimated useful lives of the assets of three to seven years. We amortize leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred. Depreciation and amortization expense for property and equipment was $8,809, $14,943 and $15,246 for the years ended December 31, 2003, 2002 and 2001, respectively. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.

Research and Development

      Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is determined after a working model has been completed. The Company’s software research and development costs primarily relate to software development during the period prior to technological feasibility and are charged to operations as incurred.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

Intangible Assets

      Intangible assets, which consist principally of purchased software and intellectual property rights, are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from three to five years, with a weighted-average life of 4.6 years as of December 31, 2003.

Goodwill

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, we have no intangible assets with indefinite lives. The following information reflects our results of operations as they would have appeared had we not recorded goodwill amortization expense and its related tax effects during 2001 (dollars in thousands, except per share amounts):

2001

Net loss, as reported	$(14,310)
Add: Goodwill amortization expense, net of tax	4,667

Pro forma net loss	$(9,643)
Loss per share:
Basic and diluted — as reported	$(0.29)
Basic and diluted — pro forma	$(0.19)

Impairment of Long-Lived Assets and Intangibles

      We evaluate the recoverability of long-lived assets and identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows of the product(s) associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. During the fiscal year ended December 31, 2002, we recorded an impairment loss of $8.7 million related to an intangible asset (see Note 6). During the fiscal year ended December 31, 2001, we recorded an impairment loss of $1.3 million related to the write-off of certain computers and communications equipment (See Note 9).

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

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

Impairment of Goodwill

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in its entirety on January 1, 2002, we evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluation of goodwill completed during 2003 and 2002 in accordance with SFAS No. 142 resulted in no impairment losses. We also recorded no goodwill impairment losses during 2001, which was prior to adopting SFAS No. 142.

Advertising

      We expense advertising costs as incurred. Advertising expense was approximately $381, $657 and $1,440 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      The table below illustrates the effect on net loss and loss per share if the fair value of options granted and purchases under our employee stock purchase plan had been recognized as compensation expense in accordance with provisions of SFAS No. 123. See Note 13 for additional information regarding employee stock plans.

	2003	2002	2001

Net loss, as reported	$(20,533)	$(123,583)	$(14,310)
Add: Stock-based employee compensation expense included in reported net loss	1,356	3,141	5,344
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards	(1,137)	(50,028)	(45,995)

Pro forma net loss	$(20,314)	$(170,470)	$(54,961)

Loss per share:
Basic and diluted — as reported	$(0.38)	$(2.35)	$(0.29)
Basic and diluted — pro forma	(0.38)	(3.25)	(1.10)

Total stock-based compensation expense is shown net of forfeitures of $22,924, $6,872 and $4,142 in 2003, 2002 and 2001, respectively.

Revenue Recognition

      We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, which superseded SAB 101.

      We recognize software license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed or determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence of fair value (“VSOE”) exists for the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. In arrangements where we do not have VSOE for all elements and we are not selling technical advisory services, we follow the residual method. For a substantial portion of our software license products sold, we provide technical advisory services after the delivery of our products to help our customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period that the technical advisory services are performed as no vendor specific objective evidence of fair value exists for advisory services.. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. For sales made through distributors, resellers and original equipment manufacturers we recognize revenue at the time these partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met. Maintenance revenue is deferred and recognized ratably over the maintenance period Service revenue, including consulting and training services, is recognized as services are performed. Consulting services are customarily billed at a fixed daily rate plus out-of-pocket expenses.

      Our revenue from contract development services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion, which requires management estimates and judgments. Amounts received under

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to income in the period such losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.

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

Diversification of Credit Risk

      Our financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high credit quality financial institutions in order to limit the amount of our credit exposure. Our cash and cash equivalent balances at December 31, 2003, are deposited with five financial institutions. Cash and cash equivalents of $53.8 million exceed the insurance limitation of the United States Federal Deposit Insurance Corporation. Our software license and installation agreements and commercial development contracts are primarily with large customers in the retail industries. We maintain allowances for potential credit losses.

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

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

New Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in fiscal year 2004, FIN 46, as amended, will be applied to interests in variable interest entities (VIEs) acquired prior to February 1, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 will not have a material effect on our consolidated financial position, results of operations or cash flows. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely effected.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Net Loss Per Share

      Basic net loss per share is calculated based only on the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

      For the year ended December 31, 2003, the calculation of diluted loss per share excludes the impact of the potential exercise of 11,650,224 stock options and a warrant to purchase 750,000 shares of our common stock because the effect would be antidilutive. For the year ended December 31, 2002 and 2001, the calculation of diluted loss per share excludes the impact of the potential exercise of 9,821,289 and 8,843,956 stock options, respectively, as well as a warrant outstanding as of December 31, 2002 and 2001 to purchase 750,000 shares of our common stock because the effect would be antidilutive.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

Reclassifications

      Certain prior period amounts have been reclassified to conform with current period presentation.

Note 2 —	Composition of Certain Financial Statement Captions

	December 31,

	2003	2002

Accounts receivable, net:
Billed	$31,936	$43,906
Unbilled	5,304	4,954

	37,240	48,860
Less allowance for doubtful accounts	(3,541)	(5,675)

	$33,699	$43,185

      Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be collected within one year.

      The following is a rollforward of the activity within the allowance for doubtful accounts:

	December 31,

	2003	2002	2001

Balance at beginning of period	$5,675	$5,124	$5,216
Provisions	1,600	2,500	2,808
Write-offs	(3,734)	(1,949)	(2,900)

Balance at end of period	$3,541	$5,675	$5,124

	December 31,

	2003	2002

Other current assets:
Other receivables	$572	$1,734
Prepaid expenses	5,255	6,277

	$5,827	$8,011

Property and equipment, net:
Computer equipment	24,363	$23,245
Furniture and fixtures	11,377	12,283
Leasehold improvements	3,920	4,377

	39,660	39,905
Less accumulated depreciation and amortization	(27,433)	(20,392)

	$12,227	$19,513

      Total depreciation expense was $8,809, $13,783 and $15,246 in 2003, 2002 and 2001, respectively.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      Intangible assets were comprised of the following at December 31:

	2003			2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased software	$22,175	$(18,782)	$3,393	$22,175	$(15,237)	$6,938
Intellectual property	30,198	(15,621)	14,577	30,198	(9,562)	20,636
Other	3,775	(3,537)	238	3,775	(3,062)	713

Intangible assets	$56,148	$(37,940)	$18,208	$56,148	$(27,861)	$28,287

      Total amortization of intangibles was $10,079, $14,308 and $9,510 in 2003, 2002 and 2001, respectively. Based on the intangibles in service as of December 31, 2003, estimated amortization expense for each of the next five years ending December 31 is as follows:

2004	8,984
2005	6,710
2006	2,514

18,208

      The following intangible assets were acquired during the years indicated:

	2002		2001

		Weighted-		Weighted-
		Average		Average
		Amortization		Amortization
	Amount	Period	Amount	Period

Purchased software	$8,863	3 years	$—	—
Intellectual property	—	—	30,198	5 years
Distribution rights	—	—	12,120	5 years
Other	—	—	—	—

Intangible assets	$8,863	3 years	$42,318	5 years

      There were no intangible assets acquired in 2003.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

	December 31,

	2003	2002

Accrued liabilities:
Payroll and related benefits	$7,696	$7,987
Other	2,714	5,358

	$10,410	$13,345

Deferred revenue:
Maintenance	$23,054	$20,273
License	21,872	24,433
Service	3,691	4,499

	$48,617	$49,205

Accumulated other comprehensive income (loss) foreign currency translation	$2,326	$493
Unrealized gain on marketable securities	(16)	11

	$2,310	$504

      License and maintenance revenues were comprised of the following as of December 31, 2003.

	December 31,

	2003	2002	2001

License revenue	$59,907	$101,438	$109,147
Maintenance revenue	30,288	31,169	22,535

Total license and maintenance revenue	$90,195	$132,607	$131,682

Note 3 —	Commitments

      We rent office space and certain office equipment under operating leases. We have certain lease obligations for our current corporate headquarters, which runs through 2014, our former corporate headquarters, which run through 2004.

      At December 31, 2003, we were obligated through 2015 under non-cancelable operating leases for our facilities and certain equipment as follows:

Future Minimum
Lease Payments

2004	$6,950
2005	5,854
2006	5,406
2007	5,293
2008	5,029
Thereafter	28,903

      Rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was approximately $7,790 $9,109, and $10,849, respectively, net of sublease income of $305, $1,313, and $1,349 for the corresponding periods, respectively.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      In connection with our restructuring plan (See Note 8) we abandoned certain of these leased properties, including a portion of our current corporate headquarters and are seeking subleases for this space.

      In the fourth quarter of 2001, we moved to our new corporate headquarters and completely vacated the premises covered by the former lease agreements. In the third quarter of 2001, upon the termination of discussions with a potential sublessee, we determined that it was unlikely that we would be able to sublease the old office space during the remaining lease periods. Accordingly, we recorded a $5.3 million loss on abandonment of leased space, included in general and administrative expenses. At December 31, 2003, the Company had an accrual of approximately $1.1 million to cover the remaining obligation on the underlying lease.

      We have licensing arrangements with third party software providers under which we pay a royalty when third party software is delivered to an end user. Each license arrangement contains no minimum royalty payments and has a one-year term, which renews automatically unless terminated by either party. Royalty expense, included in cost of license and maintenance revenues under these licensing arrangements for the years ended December 31, 2003, 2002 and 2001, was approximately $3,129, $3,188 and $1,918, respectively.

      The Company includes an indemnification in its software licensing agreements that indemnifies the licensee against liability and damages arising from any third party claims of patent, copyright or trade secret infringement by the Company’s software.

Note 4 —	Acquisition of Intangible Asset

      On March 31, 2002, we acquired substantially all of the technology of Chelsea Market Systems, LLC (“Chelsea”) and assumed certain liabilities. The entire $8.9 million purchase price has been allocated to purchased software, an intangible asset. This purchased software is being amortized using the straight-line method over 36 months.

Note 5 —	Strategic Alliance with IBM

      On September 5, 2000, we entered into a strategic relationship with International Business Machines Corporation (“IBM”). Pursuant to this relationship, Retek and IBM agreed to jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and IBM providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. This arrangement has been accounted for as a capital lease of the hardware and software. Accordingly, the aggregate fair value of our common shares issued of $10.2 million has been included in property and equipment and was amortized using the straight-line method over the twenty-seven month term of this portion of the arrangement. While the strategic relationship continues, the fully amortized assets were returned in 2003 and accumulated amortization for these assets was $10.2 and $5.7 million, respectively as of December 31, 2002 and 2001.

      The Stock Purchase Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements through 2003. The revenue targets for the years ended December 31, 2003, 2002 and 2001 were not met by IBM; therefore, no amounts were paid to IBM under this agreement with respect to sales in 2003, 2002 and 2001.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

Note 6 —	Minority Investments

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

      Because our relationship with Henderson had not generated software sales for us to-date, the increasing uncertainty about retailers’ future capital investments and other factors, we determined that an evaluation of the recoverability of the intangible asset related to Henderson was appropriate during the third quarter of 2002. As a result, we determined that no significant future cash flows are probable from our relationship with Henderson and the net book value of the intangible asset related to the software development and distribution agreement of $8.7 million was impaired and was written off during the third quarter of 2002. In addition, we concluded that our cost method investment in Henderson of $0.4 million was impaired and was written off in 2002 and is reflected as a component of general and administrative expense. The write-off of $8.7 million was a non-cash expense and is reflected in the statement of operations as Impairment of intangible assets.

Multiasia, Inc.

      On June 21, 2000, we signed a shareholders agreement, a resellers agreement, a consulting services agreement and a subscription agreement with Multiasia, Inc. (“MAI”), for 7,960,000 shares or 19.9% of the shares of MAI. MAI is a Business-to-Business and Business-to-Consumer web based e-commerce company in the People’s Republic of China. In exchange for the common shares, MAI received the right to use certain of our software solutions and the right to sell our software solutions to the e-business community in the Republic of China. The estimated value of the shares received of $4.0 million was initially accounted for under the cost method and was included as a component of other assets. The corresponding $4.0 million value of the software solutions was recorded as a component of deferred revenue. During 2002, as a result of evaluating the value of our investment in MAI, we determined that no significant future cash flows are probable. Accordingly, we removed the cost method investment and deferred revenue from our balance sheet during the third quarter of 2002. The transaction with MAI had no impact on our results of operations or cash flows in 2003, 2002 or 2001.

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

      The agreement also requires us to issue to Accenture warrants to purchase our common stock upon our achievement of certain revenue milestones in fiscal years 2002, 2003, 2004, and 2005. The maximum number of warrants to be issued in each fiscal year is limited to 2% of the number of shares of our common stock then outstanding. For any amounts earned by Accenture in excess of 2% of our common stock then outstanding, we may elect to pay in cash, rather than issue additional warrants. The revenue targets for the year ended December 31, 2003 and 2002, were not met by Accenture; therefore, no warrants were issued to Accenture under this agreement.

      On February 6, 2003, we entered into several additional long-term agreements with Accenture. Under these agreements Accenture will provide us with a portion of our required development resources to make custom modifications of our software and to develop software that is funded by customers. Additionally, Accenture hired the employees in our training, translation and documentation departments and will provide resources to us in these areas as an outsourcing partner. In order to obtain competitive rates, we have agreed to utilize a certain minimum number of annual development days of Accenture resources. Our minimum payments in 2004 are $2.2 million. We entered into these agreements to manage the variability in the demand for services and to enhance our ability to provide solutions to customers at competitive rates.

Note 8 —	Restructuring and other

      In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

      The restructuring plan included workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million in the fourth quarter of 2002. We recorded an additional charge of $0.3 million in 2003 to reflect adjustments to final severance benefits paid. As of December 31, 2003, all payments had been made to the severed individuals.

      We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $0.1 reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of December 31, 2003, the remaining accrual for lease obligations and terminations is $14.5 million.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of December 31, 2003.

	Restructuring		Balance as of	Adjustments	Cash	Balance as of
	Charges	Cash Usage	December 31, 2003	to provision	Usage	December 31, 2003

Lease obligations and terminations	$17,019	$—	$17,019	$(113)	$(2,432)	$14,474
Severance and related benefits	2,623	(940)	1,683	281	(1,964)	—

Total	$19,642	$(940)	$18,702	$168	$(4,396)	$14,474

      Related to the lease abandonment charge, we recorded $1.9 million of accelerated depreciation on equipment and leasehold improvements to be abandoned in 2003, which is recorded as general and administrative expense.

Note 9 —	Accelerated amortization and equipment impairment

      During the third quarter of 2001, we recorded an impairment loss of $1.3 million related to computer and communications equipment. In addition, we accelerated the amortization of leasehold improvements related to leased space to be abandoned related to our 2001 move to our new corporate headquarters (See Note 3) such that the assets would be fully depreciated upon our move to the new corporate headquarters in the fourth quarter of 2001. Accordingly, we recorded accelerated amortization relating to these leasehold improvements of $2.1 million in 2001, which is included in general and administrative expense.

Note 10 —	Notes Payable and Line of Credit

      On June 7, 2002, we entered into a line of credit agreement with a financial institution to provide a line of credit of $15.0 million. The line of credit bears interest on borrowings at a rate equal to prime rate in effect from time to time or at a fixed rate per annum calculated as LIBOR plus 2% and the agreement expires on June 1, 2004. As of December 31, 2003, we had no balances outstanding under the line of credit, which is collateralized by funds on account at the financial institution.

      As of December 31, 2003 and 2002, we had standby letters of credit totaling $10.9 and $7.7 million, respectively, and there were no balances drawn against those letters of credit.

      In addition we had notes payable outstanding of $78 as of December 31, 2003, which beard interest at 7.0% and is due in monthly installments of $8 though November 2004

Note 11 —	Income Taxes

      Loss before income tax provision (benefit) was taxed under the following jurisdictions:

	Year Ended December 31,

	2003	2002	2001

Domestic	$(21,706)	$(45,453)	$(23,282)
Foreign	2,944	825	1,791

	$(18,762)	$(44,628)	$(21,491)

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      The income tax expense (benefit) is summarized as follows:

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$—	$—
State	(180)	—	—
Foreign	1,951	1,026	779
Deferred:
Federal		66,933	(5,377)
State		10,996	(2,583)
Foreign	—	—	—

	$1,771	$78,955	$(7,181)

      Deferred tax assets are summarized as follows:

	December 31,

	2003	2002

Net operating loss carryforwards	$70,585	$57,433
Taxable pooling-of-interests basis difference	9,971	11,216
Tax credit carryforwards	7,981	6,044
Allowance for doubtful accounts	1,198	2,270
Depreciation	(526)	(591)
Intangible assets	4,112	4,876
Deferred revenue	6,679	5,376
Accrued restructuring	5,787	6,785
Accrued liabilities and other	995	1,884

Total deferred tax assets	106,782	95,293
Valuation allowance	(106,782)	(95,293)
Net deferred tax asset	$—	$—

      Significant management judgement is required in determining whether any valuation allowance should be recorded against our net deferred tax asset. During the three months ended September 30, 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. We believe full deferred tax valuation allowance is appropriate in light of our operating losses and the uncertainty of generating future taxable income. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      A reconciliation of the income tax benefit to the amount computed by applying the statutory federal income tax rate to income before income tax benefit is summarized as follows:

	Year Ended December 31,

	2003	2002	2001

Amounts computed at statutory federal rate	$(6,567)	(15,620)	$(7,522)
State income taxes, net of federal benefit	(1,248)	(2,526)	(1,204)
Tax credit carryforwards generated	(1,937)	(2,686)	(1,250)
Non-deductible goodwill and other non-deductible acquisition costs	—	—	1,599
Foreign income taxes	1,951	1,026	—
Stock based compensation	171	701	1,423
Other, net	(2,088)	2,767	(227)
Valuation allowance	11,489	95,293	—

Income tax provision (benefit)	$1,771	$78,955	$(7,181)

      At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $151,617. Substantially all carryforwards begin to expire in 2020.

      We also had approximately $5,412 of federal research and development credit carryforwards expiring at various dates through 2023, $2,234 of state research and development credit carryforwards expiring at various dates through 2023, and $335 of foreign tax credit carryforwards, which expire at various dates through 2006.

Note 12 —	Segment Information and Major Customers

      We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by references to the location of our operations for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year Ended December 31,

	2003	2002	2001

Revenue by geographic area:
United States	$101,706	$117,153	$118,476
United Kingdom	26,215	45,614	49,009
Other	40,408	29,065	11,989

Total revenue	$168,329	$191,832	$179,474

      The following is long-lived asset information by geographic area:

	December 31,

	2003	2002	2001

Long-lived assets by geographic area:
United States	$43,378	$60,400	$84,800
Foreign	874	1,217	1,271

Total long-lived assets	$44,252	$61,617	$86,071

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

      Our foreign sales represent revenues from export sales, which are sales from the United States to foreign countries, and international operations, which are sales by our foreign operations. Export sales were $44,754, $60,947 and $52,590 for the years ended December 31, 2003, 2002 and 2001, respectively.

      We had one significant customer that represented 29% of accounts receivable at December 31, 2003 and one customer representing 15% of accounts receivable at December 31, 2002.

      Revenues from significant customers, those representing 10% or more of total revenue for the respective periods, are summarized as follows:

	Year Ending December 31,

	2003	2002	2001

Revenue:
Customer A	—	—	11%
Customer B	—	10%	22%
Customer C	14%	12%	—

Note 13 —	Employee Benefit Plans

Retek Inc. Sponsored Plans

      During 1999, we adopted the 1999 Equity Incentive Plan (the “Incentive Plan”), the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), the 1999 Director Stock Option Plan (the “Directors Plan”) and the Employee Stock Option Exchange Program (the “Exchange Program”). During 2000, we adopted the HighTouch Technologies, Inc. 1999 Stock Option Plan.

      The Incentive Plan provides for the Compensation Committee of the Board of Directors to award up to 16,926,416 shares of our common stock in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock or stock bonuses. Nonqualified stock options may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award or 110% of fair market value of the stock at the date of the awards to more than 10% stockholders. Options and stock appreciation rights granted under the Incentive Plan may have a term of up to 10 years. The Compensation Committee of the Board of Directors has the discretion to award restricted stock and stock bonuses, as they deem appropriate. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2003, 4,440,054 options were exercisable.

      The Purchase Plan provides for the issuance of a maximum of 3,011,239 shares of our common stock. Each purchase period, eligible employees may designate between 2% and 15% of their cash compensation, subject to certain limitations, to be deducted from their pay for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share, as defined by the Purchase Plan, on the first day of the two-year offering period and the date of purchase. Employee contributions to the plan were $3,738 during the year ended December 31, 2003. In total, 1,278,276 shares were issued to employees during the year ended December 31, 2003.

      The HighTouch Technologies, Inc. 1999 Stock Option Plan provides for the Compensation Committee of the Board of Directors to award up to 2,000,000 shares of our common stock in the form of nonqualified stock options. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, we may,

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2003, 659,182 options were exercisable.

      The Directors Plan provides for the issuance of up to 400,000 nonqualified stock options to our outside directors. Under the provisions of the Directors Plan, options to purchase 25,000 shares of our common stock will be granted to outside directors upon their becoming a member of the Board of Directors and 7,500 additional options will be granted on each anniversary of the initial grant, so long as they remain on the Board of Directors. Options under the Directors Plan will be granted at the fair value of the stock at the grant date and vest entirely one year from the date of grant. At December 31, 2003, 180,000 shares were exercisable.

      In 1999, we granted stock options to our employees and directors, under the Equity Incentive Plan and the Directors Plan, to purchase approximately 7,362,000 shares of our common stock. Of the approximately 7,262,000 options granted to employees, 6,239,000 were granted in connection with the exchange of HNC stock options by our employees. These options were granted at an exercise price of $10 per share. The difference between the option price and market value at the date of the grant has been recorded as additional paid-in capital with an offsetting debit within stockholders equity to deferred stock-based compensation. Due to the terms of the vesting, compensation will be accelerated in the early years and resulted in compensation charges of $1,356, $3,141 and $5,344 in the years ending December 31, 2003, 2002 and 2001, respectively.

      Transactions relating to our employees and directors under our Stock Option Plans during the years ended December 31, 2003, 2002 and 2001, respectively, are summarized as follows (shares in thousands):

	December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	9,821	$18.44	8,845	$17.27	8,406	$13.60
Options granted at market value	6,758	4.33	2,751	21.01	3,303	22.78
Options granted at less than market value	0	0.00	0	0.00	25	1.00
Options exercised	(203)	5.39	(772)	11.44	(2,212)	10.56
Options canceled	(4,726)	17.56	(1,003)	20.60	(677)	19.91

Outstanding at end of year	11,650	10.84	9,821	18.44	8,845	17.27

Options exercisable at end of year	5,279		4,116		1,885
Weighted average fair value of options granted during the year	$3.47		$19.19		$17.27

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

	Options Outstanding
				Options Exercisable
		Weighted
		Average		Number
	Number	Remaining	Weighted	Outstanding at	Weighted
Range of	Outstanding at	Contractual	Average	December 31,	Average
Exercise Prices	December 31, 2003	Life (in years)	Exercise Price	2003	Exercise Price

$0.01 to 1.62	6	8.77	$1.62	1	$1.62
1.65 to 3.49	3,457	9.09	3.46	59	3.22
3.60 to 8.11	2,119	6.10	5.48	515	5.33
8.50 to 10.00	2,831	6.11	9.93	2,632	10.00
10.01 to 25.50	2,583	7.57	19.21	1,634	18.74
25.69 to 74.13	654	7.20	38.12	438	41.51

	11,650	7.38	10.84	5,279	14.78

Financial Accounting Standard No. 123 Information

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2003, 2002 and 2001, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 1.64%, 2.64% and 3.94%; expected volatilities of 133%, 165%, and 106%; and expected lives of 1.8 year past the vesting date for 2003 and 2.0 years past the vesting date for 2002 and 2001, respectively. The fair value of the employees’ purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 1.02%, 1.72%, and 3.64%; expected volatilities of 71%, 165%, and 106%; and an expected life of six months for all three years. The weighted average fair value of those purchase rights granted in 2003, 2002 and 2001 for our stock was $1.63, $12.76 and $15.07, respectively.

Note 14 —	Preferred Stock

      We have authorized 5,000,000 shares of $0.01 par value preferred stock. The specific terms of any preferred stock will be determined by our board of directors prior to issuance.

Note 15 —	Contingencies

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

      On June 30, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a tentative settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth.

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

Federal Litigation in the U.S. District Court for the District of Minnesota

      Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003. The consolidated complaint (the “Consolidated Complaint”) alleges, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act against us and certain of our current and former officers and directors. Specifically, the Consolidated Complaint alleges that, among other things, between July 19, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The Consolidated Complaint alleges that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further allege that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs seek compensatory damages and other unspecified relief. On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. On January 27, 2004, the Court heard arguments on the motion to dismiss, and the parties are currently awaiting a ruling by the Court.

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

Note 16 —	Retek Inc. Sponsored 401(k) Plan

      Our employees participate in a Retek Inc. sponsored 401(k) plan. We match employee contributions up to 40% of the first 6% employee contribution or 50% of the first sixteen hundred dollars, whichever is greater. Company matching contributions were $1,242, $1,361 and $1,441 for the years ended December 31 2003, 2002 and 2001, respectively.

Retek Inc.

Notes to Consolidated Financial Statements — (Continued)

(unless otherwise noted, in thousands, except for share and per share amounts)

Note 17 —	Selected Quarterly Financial Data (Unaudited)

2003	Mar 31	June 30	Sep 30	Dec 31	Total

Revenues	$37,558	$42,894	$43,797	$44,080	$168,329
Gross profit	17,084	19,687	21,408	21,478	79,657
Net loss	(9,380)	(6,123)	(2,741)	(2,289)	(20,533)
Basic and diluted loss per share	$(0.18)	$(0.11)	$(0.05)	$(0.04)	$(0.38)

2002	Mar 31	June 30	Sep 30	Dec 31	Total

Revenues	$53,547	$60,756	$40,453	$37,076	$191,832
Gross profit	34,268	38,066	18,682	16,283	107,299
Net (loss) income	1,631	2,237	(94,994)	(32,457)	(123,583)
Basic and diluted income (loss) per share	$0.03	$0.04	$(1.80)	$(0.61)	$(2.35)

      The summation of quarterly net loss per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retek Inc.

By:	/s/ MARTIN J. LEESTMA

Martin J. Leestma
President and Chief Executive Officer

      We, the undersigned directors and executive officer of the Registrant, hereby severally constitute Martin J. Leestma and Gregory A. Effertz, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title (Capacity)

/s/ MARTIN J. LEESTMA Martin J. Leestma	President and Chief Executive Officer, Director (PRINCIPAL EXECUTIVE OFFICER)

/s/ GREGORY A. EFFERTZ Gregory A. Effertz	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer and Secretary (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

/s/ JOHN BUCHANAN John Buchanan	Chairman of the Board of Directors

/s/ N. ROSS BUCKENHAM N. Ross Buckenham	Director

/s/ WARD CAREY Ward Carey	Director

/s/ CHRIS SANG Chris Sang	Director

/s/ GLEN A. TERBEEK Glen A. Terbeek	Director

Signature	Title (Capacity)

/s/ STEPHEN E. WATSON Stephen E. Watson	Director

/s/ WILLIAM J. WALSH William J. Walsh	Director

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Description

2	.1**	Agreement and Plan of Merger and Reorganization between Retek Logistics, Inc. and Registrant
2	.2*	Separation Agreement
2	.3*	Technology License Agreement
2	.4*	Tax Sharing Agreement
2	.5*	Services Agreement
2	.6*	Corporate Rights Agreement
2	.7*	Stock Contribution Agreement
3	.1*	Amended and Restated Certificate of Incorporation of the Registrant
3	.2*	Bylaws of the Registrant
10	.5**	Retek 1999 Equity Incentive Plan
10	.6**	Retek 1999 Employee Stock Purchase Plan
10	.7**	Retek 1999 Director Stock Option Plan
10	.9***	Lease Agreement between Ryan 900, LLC and Retek Inc.
10	.10***	First Amendment to Lease Agreement between Ryan 900, LLC and
10	.11****	Retek Inc. Employment Agreement of Steven D. Ladwig
10	.12†	Change in control agreement by and between the Registrant and Steven D. Ladwig
10	.13†	Change in control agreement by and between the Registrant and Gregory A. Effertz
10	.14†	Change in control agreement by and between the Registrant and Peter A. Espinosa
10	.15†	Change in control plan by and between the Registrant and John Goedert and James B. Murdy
10	.16†††	Employment agreement of John Buchanan dated as of August 4, 2001
10	.17††	Change in control plan by and between the Registrant and Duncan B. Angove
10	.18†††	Change in control plan by and between the Registrant and John Gray
10	.19†††	Offer letter by and between the Registrant and John Gray
10	.20†††	Offer letter by and between the Registrant and Peter A. Espinosa
10	.21††††	Offer letter by and between the Registrant and Martin J. Leestma
21	.1†††	Schedule of Subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (contained on signature page)
31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO
32		Section 1350 Certification of CEO and CFO

*	Filed as an exhibit to our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2000, and incorporated herein by reference.

**	Filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-86841), effective November 17, 1999, and incorporated herein by reference.

***	Filed as an exhibit to our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, and incorporated herein by reference.

****	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

†	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, and incorporated herein by reference.

††	Please see change of control plan by and between the Registrant and John Goedert and James Murdy as filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, and incorporated herein by reference.

†††	Filed as an exhibit of our Annual Report of Form 10-K files with the Securities and Exchange Commission on March 12, 2003, and incorporated herein by reference.

††††	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.