Form 10-Q
period 2004-03-31
RETEK INC
filed 2004-05-07
CIK 1094360

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     As of May 1, 2004, the number of shares of the Registrant’s common stock outstanding was 55,784,372.

RETEK INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Retek Inc.

Consolidated Balance Sheet
(in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$60,171	$54,275
Investments	15,731	36,287
Accounts receivable, net	39,775	33,699
Other current assets	8,174	5,827

Total current assets	123,851	130,088
Investments	16,749	3,658
Property and equipment, net	11,066	12,227
Intangible assets, net	15,949	18,208
Goodwill	13,817	13,817
Other assets	235	231

Total Assets	$181,667	$178,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,113	$15,739
Accrued expenses	9,598	10,410
Accrued restructuring costs, current portion	2,756	2,757
Deferred revenue, current portion	35,929	32,000
Note payable	56	78

Total current liabilities	65,452	60,984
Accrued restructuring, net of current portion	11,193	11,717
Deferred revenue, net of current portion	12,767	16,617

Total liabilities	89,412	89,318
Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value — 150,000 shares Authorized, 55,161 and 54,658 shares issued and outstanding at March 31, 2004 and December 31, 2004, respectively	552	547
Paid-in-capital	285,967	283,449
Deferred stock-based compensation	(38)	(45)
Accumulated other comprehensive income	2,767	2,310
Accumulated deficit	(196,993)	(197,350)

Total stockholders’ equity	92,255	88,911

Total liabilities and stockholders’ equity	$181,667	$178,229

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue:
License and maintenance	$26,062	$20,156
Services and other	21,565	17,402

Total revenue	47,627	37,558

Cost of revenue:
License and maintenance	8,882	6,689
Services and other	16,131	13,785

Total cost of revenue	25,013	20,474

Gross profit	22,614	17,084
Operating expenses:
Research and development	9,544	10,111
Sales and marketing	8,867	10,106
General and administrative	2,266	4,981
Acquisition related amortization of intangibles	1,580	1,797

Total operating expenses	22,257	26,995

Operating income (loss)	357	(9,911)
Other income, net	24	550

Income (loss) before income tax provision	381	(9,361)
Income tax provision	24	19

Net income (loss)	$357	$(9,380)

Basic net income (loss) per common share	$0.01	$(0.18)

Weighted average shares used in computing basic net income (loss) per common share	54,958	53,177

Diluted net income (loss) per common share	$0.01	$(0.18)

Weighted average shares used in computing diluted net income (loss) per common share	57,701	53,177

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$357	$(9,380)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	(100)	600
Depreciation and amortization expense	3,698	6,347
Amortization of stock-based compensation	7	733
Changes in assets and liabilities:
Accounts receivable	(6,273)	4,929
Other assets	(2,351)	(210)
Accounts payable	1,374	2,132
Accrued expenses	(812)	(183)
Accrued restructuring	(525)	(1,282)
Deferred revenue	79	3,440

Net cash provided by (used in) operating activities	(4,546)	7,126

Cash flows from investing activities:
Net sales of investments	7,432	7,817
Acquisitions of property and equipment	(278)	(324)

Net cash provided by investing activities	7,154	7,493

Cash flows from financing activities:
Net proceeds from the exercise of stock options	2,523	—
Repayment of debt	(22)	(21)

Net cash provided by (used in) financing activities	2,501	(21)

Effect of exchange rate changes on cash	787	(450)

Net increase in cash and cash equivalents	5,896	14,148
Cash and cash equivalents at beginning of period	54,275	56,464

Cash and cash equivalents at end of period	$60,171	$70,612

See accompanying notes to consolidated financial statements.

RETEK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and its Significant Accounting Policies

The Company

     Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc., Retek International, Inc. and HighTouch Technologies, Inc. (“we” “us” or the “Company”), develop application software that provides a complete information infrastructure solution to the global retail industry. We provide innovative technology solutions that help retailers create, manage and fulfill consumer demand. Our solutions and services have been developed specifically to meet the needs of the retail industry. We believe the processes and methodologies embedded in our solutions reflect the best retail practices of our customers and partners. By supporting core retail business processes, our solutions are designed to help retailers improve the efficiency of their operations and build stronger relationships with their customers. We are headquartered in Minneapolis, Minnesota.

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

     We believe the accompanying unaudited financial information for interim periods presented reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2003. The interim financial information contained in this Quarterly Report on Form 10-Q is not necessarily indicative of the results to be expected for any other interim period or for an entire year.

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

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) as reported	$357	$(9,380)
Add: Stock-based employee compensation expense included in reported net loss	7	733
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,485)	(2,316)

Pro forma net loss	$(3,121)	$(10,963)
Net income (loss) per share, as reported basic and diluted	$0.01	$(0.18)
Pro forma loss per share basic and diluted	$(0.06)	$(0.21)

Note 3 – Per Share Data

     Basic earnings per share is calculated using the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method.

	Three Months Ended
	March 31, 2004
	(in thousands, except per share amounts)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income/(loss) as reported	$357	54,958	$0.01
Effect of Dilutive Securities
Employee stock options and stock purchase agreements	—	2,743

Diluted EPS
Net income (loss) as reported	$357	57,701	$0.01

     For the three months ended March 31, 2004, the calculation of diluted earnings per share excludes the impact of the potential exercise of 5,641,908 stock options and 750,000 warrants outstanding at March 31, 2004, because their effect would be anti-dilutive.

     For the three months ended March 31, 2003, the calculation of diluted earnings per share excludes the impact of the potential exercise of 9,174,539 stock options and a warrant to purchase 750,000 shares of our common stock because the effect would be anti-dilutive.

Note 4 – Contingencies

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

     On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. On January 27, 2004, the Court heard arguments on the motion to dismiss. On March 30, 2004, the Court dismissed the Consolidated Complaint, with leave to amend.

     In the event the plaintiffs amend the Consolidated Complaint, we will dispute plaintiffs’ allegations in the consolidated federal class actions in Minnesota and believe that the allegations are subject to a variety of meritorious defenses. We intend to establish a vigorous defense. While there can be no assurance, and while the outcome of federal class action litigation cannot be predicted with certainty, our management currently believes that the ultimate outcome of the consolidated federal class action litigation in Minnesota is unlikely to have a material adverse affect on our financial position, results of operations or cash flows. Despite our belief that the consolidated federal class action is without merit, it is possible that the litigation could be resolved adversely. Were the federal court in Minnesota to issue a ruling or rulings unfavorable to us, such ruling or rulings could have a material adverse impact on the results of operations for the period in which the ruling occurs, or in a period thereafter.

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

Note 5 – Restructuring and Other

     In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

     The restructuring plan included workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million in the fourth quarter of 2002. We recorded an additional charge of $0.3 million in 2003 to reflect adjustments to final severance benefits paid. All payments have been made to terminated individuals.

     We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $0.1 reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. We review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of March 31, 2004, the remaining accrual for lease obligations and terminations is $13.9 million.

     The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of March 31, 2004.

			Balance as of			Balance as of		Balance as of
	Restructuring		December 31,	Adjustments	Cash	December 31,	Cash	March 31,
	Charges	Cash Usage	2002	to provision	Usage	2003	Usage	2004
Lease obligations and terminations	$17,019	$—	$17,019	$(113)	$(2,432)	$14,474	$(525)	$13,949
Severance and related benefits	2,623	(940)	1,683	281	(1,964)	—	—	—

Total	$19,642	$(940)	$18,702	$168	$(4,396)	$14,474	$(525)	$13,949

     Related to the lease abandonment charge, we recorded $1.4 million of accelerated depreciation on fixed assets abandoned in the three-month period ended March 31, 2003, which is recorded as general and administrative expense.

Note 6 – Income Taxes

     During the quarter ended September 30, 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of the revenue decreases in the third quarter of 2002, our operating losses for the three and nine months ended September 30, 2002, our then current expectation of a significant loss for the full year 2002 and the added uncertainty of the market in which we operate. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income assuming we generate such income before the expiration or reversal of such benefits.

     The income tax provision for the three months ended March 31, 2004 relates to state and foreign income taxes.

Note 7 – Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss):

	Three-Months Ended
	March 31,
	2004	2003
Net income (loss)	$357	$(9,380)
Unrealized gain (loss) on available for sale investments	(33)	10
Currency translation adjustment	490	(267)

Comprehensive income (loss)	$814	$(9,637)

Note 8 – Segment Information

     We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by references to the location of our operations for the three months ended March 31, 2004 and 2003 are as follows:

	Three-Months Ended
	March 31,
	2004	2003
Revenue by geographic area:
United States	$26,426	$21,578
United Kingdom	7,934	8,127
Other	13,267	7,853

Total revenue	$47,627	$37,558

     The following is long-lived asset information by geographic area:

	Mar. 31,	Dec. 31,
	2004	2003
Long-lived assets by geographic area:
United States	$39,932	$43,378
Foreign	900	874

Total long-lived assets	$40,832	$44,252

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

     For discussion on critical accounting policies and estimates, see our 2003 Annual Report on Form 10-K.

Results of Operations

Understanding Our Major Revenues and Expenses

Revenues

     We record revenues for the sale of software licenses, maintenance, and services. License revenues may be generally recognized by one of three methods based on the elements of the arrangement and contract terms:

1.	Ratably over the technical advisory period or the term of the license,

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

     Fluctuations in license revenues between periods whether increasing or decreasing are influenced by the following factors:

1.	The length of the technical advisory periods. Technical advisory periods generally run from twelve to twenty-four months depending on the goals of the customer. If a license contract has a shorter advisory period, the amount of revenue recognized will be higher on a monthly basis, whereas if the technical advisory period is longer, the amount of license revenue recognized on a monthly basis will be less.

2.	Increases or decreases in license revenue may be dependent upon the number of license contracts being recognized. Because we recognize revenue in monthly amounts over a period of time there are “layers” of revenue being recognized. Thus, an increase or decrease in revenues is not only dependent upon the size of the contracts but the number of contracts being concurrently recognized. Fluctuations in our revenues may result from the rate at which we add more contracts, or “layers” of revenue, as others are taken away because they are fully recognized.

3.	Timing of contracts signed. Depending on when a contract is signed, it may not have an impact on the reported period’s results. Many of our contracts are signed in the last month of the quarter, thus, major contracts may not impact the period in which they are signed.

4.	The mix of license revenues recognized upon shipment or percent complete may impact our revenues. If proportionately more contracts are signed without technical advisory services, this may materially affect our revenue recognition during the quarter. In the case of recognition based on shipment, this may materially increase the period revenues. An increase in percent complete license revenues would cause revenues to fluctuate depending on the amount of work that could be completed on those projects. If there is a shift in license contracts that adds proportionately more or less percent complete arrangements or more or less software revenues that are recognized upon shipment, revenue streams may be materially affected both in the current period and in the outlook of the future periods.

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

Expenses

     Employee and related costs represent our largest expense and software engineers represent the largest segment of our employees. We manage our software engineers as a resource pool to be applied against the demands of our business. Software engineers have many differing skills and expertise that create sub-sets within this resource pool. Software engineers work in many different capacities within our organization and therefore associated costs are included in many line items in our Statement of Operations including:

1.	Cost of License and Maintenance,

2.	Cost of Services and Other,

3.	Research and Development, and

4.	Sales and marketing.

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

	AS A PERCENTAGE OF
	TOTAL REVENUE
	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Revenue:
License and maintenance	55%	54%
Services and other	45	46

Total revenue	100	100
Cost of revenue:
License and maintenance	19	18
Services and other	34	37

Total cost of revenue	53	55

Gross margin	47	45
Operating expenses:
Research and development	20	27
Sales and marketing	18	27
General and administrative	5	13
Acquisition related amortization of intangibles	3	5

Total operating expenses	46	72

Operating income (loss)	1	(27)
Other income, net	0	2

Income (loss) before income tax provision	1	(25)
Income tax provision	0	0

Net income (loss)	1	(25)
Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	34%	33%
Cost of services and other revenue, as a percentage of services and other revenue	75%	79%

Three Months Ended March 31, 2004 and 2003

Revenue

     Total revenue. Total revenue increased 27% to $47.6 million for the three-month period ended March 31, 2004 from $37.6 million in prior year.

     License and maintenance revenue. License and maintenance revenue increased 29% to 26.1 million for the three-month period ended March 31, 2004, from $20.2 million for the corresponding prior year period. License revenues increased $4.0 million over the prior year due to increased funded research and development and increased revenues from larger contracts signed in previous quarters that are now being recognized over the technical advisory periods associated with these contracts. Maintenance revenues increased $1.9 million primarily due to our expanding customer base and one large customer starting maintenance who previously outsourced maintenance to other third party providers.

     Services and other revenue. Services and other revenue increased 24% to $21.6 million for the three-month period ended March 31, 2004, from $17.4 million for the corresponding prior year period. The increase in services and other revenue was primarily due to the continued demand for our services skills within our expanding customer base as well as several larger services projects. Consulting and custom development revenues increased $5.1 million for the period ended March 31, 2004 as compared to the corresponding prior year period. We have relationships with third party integrators and consultants that contract either with us or directly with our customers for services and other integration needs. Our customer’s proportionate use of our service offerings or other third party integrators and consultants may cause our services revenue to vary independently of changes in license and maintenance revenue. However, for the three months ended March 31, 2004 the increases in services and other revenues was directly related to our increasing customer base and the demand by retailers to customize functionality in our software to their operating needs.

     Cost of Revenue

     Cost of license and maintenance revenue. Cost of license and maintenance revenue consists of fees for third party software products that are integrated into our products, third party license development costs, salaries and related expenses of our customer support organization, other infrastructure costs, and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 33% to $8.9 million for the three-month period ended March 31, 2004, from $6.7 million for the corresponding prior year period. The increase was primarily due to a $3.3 million increase in third party consultant costs and a $0.4 million increase in employee and related expenses, which was partially offset by a $0.5 million decrease in amortization of intangible assets. The increase in license and maintenance costs was primarily due to an increase in the amount of funded research and development projects worked on during the quarter. To complete these funded research and development projects we primarily used third party consultants. We anticipate the use of additional third party consultant resources to complete pending funded development contracts. Employee and related costs increased as more internal resources were used to help finish funded research and development projects. Non-cash amortization decreased because certain intangible assets were fully amortized. As a percentage of license and maintenance revenue, cost of license and maintenance revenue increased to 34% for the three-month period ended March 31, 2004 from 33% for the corresponding prior year period. This increase in cost of services was due to the need to use third party contractors to complete services projects; average third party contractor costs are typically higher than internal employee costs.

     Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization, cost of third parties contracted to provide consulting services to our customers, and an allocation of facilities and depreciation expense. Cost of services and other revenue increased 17% to $16.1 million for the three-month period ended March 31, 2004, from $13.8 million for the corresponding prior year period. The increase was primarily due to a $2.1 million increase in third party consulting fees for custom modification work. Third party consultants are used on an as needed basis depending on the availability and skills of internal resources and our ability to leverage our relationships with third party integrators. As a percentage of services and other revenue, cost of services and other revenue decreased to 75% for the three-month period ended March 31, 2004 from 79% for the corresponding prior year period. Margins have improved in the current period due to improved internal utilization rates of our consulting organization, when compared to the comparable period of prior year.

     Operating Expenses

     Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization, fees paid to third-party consultants and an allocation of facilities and depreciation expenses. Research and development expenses decreased 6% to $9.5 million for the three-month period ended March 31, 2004, from $10.1 million for the corresponding prior year period. The decrease was primarily due to a $0.3 million decrease in personnel and related costs, and a $0.3 million decrease in non-cash stock compensation. Non-cash charges decreased because there was stock-based compensation recognized in 2003 but none in the first quarter of 2004. In the future, if our internal resources are not sufficient to complete necessary development activities, we anticipate leveraging third party consultants to assist in development.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization, sales commissions, costs of marketing programs, including public relations, advertising, trade shows and sales collateral and an allocation of facilities and depreciation expenses. Sales and marketing expenses decreased 12% to $8.9 million for the three-month period ended March 31, 2004, from $10.1 million for the corresponding prior year period. The decrease was due to a $1.2 million decrease in employee and related costs, a $1.1 million decrease in pre-sales consulting which was offset by a $0.8 million increase in corporate marketing costs. The decrease in personnel and related costs was due to head count reductions associated with our restructuring efforts. The decrease in pre-sales consulting was due to our experience in prior year of customers making more deliberate decisions for larger capital expenditures. As a result, we incurred higher presales consulting costs in the first quarter of 2003 than in the current quarter. The increase in corporate marketing for the three months ended March 31, 2004 was due to increased advertising, trade shows and other general corporate marketing costs.

     General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations, legal and other professional service fees and an allocation of facilities costs and depreciation expenses. General and administrative expenses decreased 55% to $2.3 million for the three-month period ended March 31, 2004, from $5.0 million for the corresponding prior year period. This decrease was primarily due $1.4 million of accelerated depreciation charges for assets abandoned in connection with our restructuring efforts that was incurred in the first quarter of 2003, but not the first quarter of 2004, and a $0.9 million decrease in personnel and related costs primarily due to $0.7 million of CEO severance costs that were incurred in the first quarter of 2003, but not the first quarter of 2004.

     Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles decreased 12% to $1.6 million for the three-month period ended March 31, 2004, from $1.8 million for the corresponding prior year period. The decrease was because certain intangible assets became fully amortized in 2003.

     Restructuring and other. In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.

     The restructuring plan included workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million in the fourth quarter of 2002. We recorded an additional charge of $0.3 million in 2003 to reflect adjustments to final severance benefits paid. All payments have been made to terminated individuals.

     We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $0.1 reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. We review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of March 31, 2004, the remaining accrual for lease obligations and terminations is $13.9 million.

     The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of March 31, 2004.

			Balance as of			Balance as of		Balance as of
	Restructuring		December 31,	Adjustments	Cash	December 31,	Cash	March 31,
	Charges	Cash Usage	2002	to provision	Usage	2003	Usage	2004
Lease obligations and terminations	$17,019	$—	$17,019	$(113)	$(2,432)	$14,474	$(525)	$13,949
Severance and related benefits	2,623	(940)	1,683	281	(1,964)	—	—	—

Total	$19,642	$(940)	$18,702	$168	$(4,396)	$14,474	$(525)	$13,949

     Related to the lease abandonment charge, we recorded $1.4 million of accelerated depreciation on fixed assets abandoned in the three-month period ended March 31, 2003, which is recorded as general and administrative expense.

     Other income, net. Other income, net decreased to less than $0.1 million for the three-month period ended March 31, 2004, from $0.6 million for the corresponding prior year period. The decrease was primarily due to realized losses on foreign currency and less interest income earned on our investments.

     Income tax provision. The income tax provision remained consistent with prior year. During the third quarter of 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of our revenue decrease, our operating losses, our expectation of significant loss for the full year 2002 and the added uncertainty of the market in which we operate. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income assuming we generate such income before the expiration or reversal of such benefits. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations.

     The income tax provision for the period ended March 31, 2004 relates to state and foreign income taxes.

Liquidity and Capital Resources

     At March 31, 2004, our balance of cash, cash equivalents, and investments available for sale was $92.7 million representing a $1.5 million decrease for the quarter ended March 31, 2004. This decrease is due to a $4.5 million decrease from operations, which was partially offset by $2.5 million from the issuance of common stock through the employee stock option exercises and $0.8 million from foreign currency gains. Our cash requirements for servicing debt will be less than $0.1 for the remainder of fiscal year 2004. Cash from operations is primarily the difference between cash payments from customers to us and payments we make to vendors and for internal expenses, primarily personnel and related costs of our employees.

     Net cash used by operating activities was $4.5 million for the three-month period ended March 31, 2004, compared to $7.1 million for the corresponding prior year period. Sources of cash for the three-month period ended March 31, 2004 include, net income, operating cash flow adjustments for depreciation and amortization expense, as well as increases in accounts payable. Uses of cash for the three-month period ended March 31, 2003 were due to increases in accounts receivable and other assets, and a decrease in accrued liabilities and accrued restructuring.

     Net cash provided by investing activities was $7.2 million for the three month-period ended March 31, 2004, compared to $7.5 million used by investing activities for the corresponding prior year period. Sources of cash for the three months ended March 31, 2004 included net sales of investments held for sale. Net sales of investments was due to the maturing of investments for sale. We purchase investments designed to protect our capital investment, primarily short-term investments that have a low risk of capital loss, such as U.S. government securities, major corporation commercial paper, money market securities and tax-exempt municipal securities. Our current investment mix has included more short-term instruments because the difference between short term and long-term interest rates is not large enough to justify long term holding periods.

     Net cash provided by financing activities was $2.5 for the three-month period ended March 31, 2004, compared to less than $0.1 million provided by financing activities for the corresponding prior year quarter. Sources of cash were proceeds from the issuance of common stock for employee stock option exercises.

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

     Additionally, our reporting period operating results also would be impacted if our customers did not purchase technical advisory support with our software solutions. With technical advisory support, revenues are recognized ratably over the advisory period, if all other revenue recognition criteria are met. Without the advisory services, revenues would be recognized when we execute the license agreement or contract, deliver the software, determine that collections of the proceeds is probable and vendor specific objective evidence of fair value exists to allocate revenue to undelivered elements of the arrangement. Using these criteria, rather than our current revenue recognition policy with advisory services, could materially impact period over period results in our consolidated financial statements.

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

     In response to the recent downturn in our financial performance, we implemented restructuring plans and cost reduction measures to reduce our cost structure, which included workforce and facilities reductions. Our cost reduction measures may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce, reduced employee morale and decreased productivity, and may result in incidental employment-related litigation. The workforce reductions impacted employees directly responsible for sales and research and development, which may affect our ability to close revenue transactions with our customers and potential customers and may affect our ability to finish development efforts on a timely basis. Further, sales force reductions will require an increase in sales resource productivity in order for us to achieve revenue projections. The failure to retain and effectively manage our remaining employees could increase our costs, hurt our development efforts and impact the quality of our customer service and products. Failure to achieve the desired results of our strategic cost reduction initiatives or sufficiently reduce our workforce would harm our business, results of operations and financial condition.

IF OUR CUSTOMERS DO NOT CONTINUE TO ACCEPT OUR CURRENT PRODUCTS OR WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY’S RAPID PACE OF CHANGE, SALES OF OUR PRODUCTS MAY DECLINE.

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

SUBSTANTIALLY ALL OF OUR REVENUE IS DERIVED FROM THE RETAIL INDUSTRY.

     We have in the past derived substantially all of our revenues from the license of our software products and the delivery of related services to retail customers. Our future growth and profitability is dependent upon increased sales to retailers. Recent world wide economic conditions and competitive pressures in the retail industry have negatively impacted demand for our products and services. Such competitive pressures and an unsustained economic recovery could continue to cause retail customers and potential customers to delay, cancel or reduce their information technology budgets and their spending on our software products and services.

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

CONTINUED TERRORIST ATTACKS OR GLOBAL UNREST COULD LEAD TO FURTHER ECONOMIC INSTABILITY WHICH COULD HARM OUR BUSINESS.

     Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C., on September 11, 2001, and current and future global unrest may adversely affect our business, results of operations, financial condition or future growth. Terrorist attacks and global unrest may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability and could adversely affect economic conditions, particularly in the retail industry.

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

Interest Rate Risk

     The fair value of our cash, cash equivalents and investments available for sale at March 31, 2004 was $92.7 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not materially affect our financial results as our $0.1 million in notes payable as of March 31, 2004 are at a fixed interest rate.

	Expected Maturity Date
	2004	Total	Fair Value
	(US $ in thousands)
Liabilities:
Long Term Debt	$59	$59	$56
Average Interest Rate	7.0%

Foreign Currency Exchange Rate Risk

     We develop products in the United States and sell in North America, Australia, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only minimal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 33% of our sales were denominated in currencies other than the U.S. dollar for the three month period ended March 31, 2003, compared to 25% during the corresponding prior year period.

Equity Price Risk

     We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of March 31, 2004, we had substantially written off all of the value associated with our equity investments.

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

     On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. On January 27, 2004, the Court heard arguments on the motion to dismiss. On March 30, 2004, the Court dismissed the Consolidated Complaint, with leave to amend.

     In the event the plaintiffs amend the Consolidated Complaint, we will dispute plaintiffs’ allegations in the consolidated federal class actions in Minnesota and believe that the allegations are subject to a variety of meritorious defenses. We intend to establish a vigorous defense. While there can be no assurance, and while the outcome of federal class action litigation cannot be predicted with certainty, our management currently believes that the ultimate outcome of the consolidated federal class action litigation in Minnesota is unlikely to have a material adverse affect on our financial position, results of operations or cash flows. Despite our belief that the consolidated federal class action is without merit, it is possible that the litigation could be resolved adversely. Were the federal court in Minnesota to issue a ruling or rulings unfavorable to us, such ruling or rulings could have a material adverse impact on the results of operations for the period in which the ruling occurs, or in a period thereafter.

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

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter of 2003.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

     The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26.

(b)	REPORTS ON FORM 8-K.

     On January 27, 2004 we furnished a current report on Form 8-K, reporting under Item 12 that we issued a press release disclosing material non-public information regarding the results of operations for the quarter ended December 31, 2003 that included additional information that was not in accordance with, or an alternative for, generally accepted accounting principles

SIGNATURES

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

Date: May 7, 2004

Index to Exhibits

Exhibit	Exhibit Descriptions	Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically