Form 10-Q
period 2004-06-30
RETEK INC
filed 2004-08-06
CIK 1094360

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

     As of July 30, 2004, the number of shares of the Registrant’s common stock outstanding was 55,941,950.

RETEK INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Retek Inc.

Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$48,258	$54,275
Investments	33,875	36,287
Accounts receivable, net	39,015	33,699
Other current assets	6,763	5,827

Total current assets	127,911	130,088
Investments	10,335	3,658
Property and equipment, net	10,643	12,227
Intangible assets, net	13,690	18,208
Goodwill	13,817	13,817
Other assets	240	231

Total Assets	$176,636	$178,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,986	$15,739
Accrued expenses	7,883	10,410
Accrued restructuring costs, current portion	2,337	2,757
Deferred revenue, current portion	37,190	32,000
Note payable	33	78

Total current liabilities	61,429	60,984
Accrued restructuring, net of current portion	11,022	11,717
Deferred revenue, net of current portion	9,023	16,617

Total liabilities	81,474	89,318
Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value — 150,000 shares Authorized, 55,937 and 54,658 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	559	547
Paid-in-capital	288,395	283,449
Deferred stock-based compensation	(34)	(45)
Accumulated other comprehensive income	2,321	2,310
Accumulated deficit	(196,079)	(197,350)

Total stockholders’ equity	95,162	88,911

Total liabilities and stockholders’ equity	$176,636	$178,229

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2004	2003	2004	2003
Revenue:
License and maintenance	$25,570	$21,708	$51,632	$41,864
Services and other	19,952	21,186	41,517	38,588

Total revenue	45,522	42,894	93,149	80,452

Cost of revenue:
License and maintenance	9,086	7,657	17,968	14,346
Services and other	13,198	15,550	29,329	29,335

Total cost of revenue	22,284	23,207	47,297	43,681

Gross profit	23,238	19,687	45,852	36,771
Operating expenses:
Research and development	9,323	12,158	18,867	22,269
Sales and marketing	8,396	8,591	17,263	18,697
General and administrative	2,805	3,355	5,071	8,336
Acquisition related amortization of intangibles	1,581	1,645	3,161	3,442
Restructuring expense	—	119	—	119

Total operating expenses	22,105	25,868	44,362	52,863

Operating income (loss)	1,133	(6,181)	1,490	(16,092)
Other income, net	90	209	114	759

Income (loss) before income tax provision	1,223	(5,972)	1,604	(15,333)
Income tax provision	309	151	333	170

Net income (loss)	$914	$(6,123)	$1,271	$(15,503)

Basic net income (loss) per common share	$0.02	$(0.11)	$0.02	$(0.29)

Weighted average shares used in computing basic net income and (loss) per common share	55,636	53,639	55,297	53,409

Diluted net income (loss) per common share	$0.02	$(0.11)	$0.02	$(0.29)

Weighted average shares used in computing diluted net income (loss) per common share	57,427	53,639	57,687	53,409

See accompanying notes to consolidated financial statements.

Retek Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,271	$(15,503)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	(600)	1,000
Depreciation and amortization expense	7,248	10,965
Amortization of stock-based compensation	18	997
Changes in assets and liabilities:
Accounts receivable	(4,753)	3,930
Other assets	(945)	519
Accounts payable	(1,753)	4,855
Accrued expenses	(3,642)	(4,840)
Deferred revenue	(2,404)	(2,046)

Net cash provided by (used in) operating activities	(5,560)	(123)

Cash flows from investing activities:
Net sales (purchases) of investments	(4,153)	8,671
Acquisitions of property and equipment	(1,146)	(820)

Net cash provided by (used in) investing activities	(5,299)	7,851

Cash flows from financing activities:
Net proceeds from the issuance of common stock	4,951	2,026
Repayment of debt	(45)	(44)

Net cash provided by financing activities	4,906	1,982

Effect of exchange rate changes on cash	(64)	945

Net increase (decrease) in cash and cash equivalents	(6,017)	10,655
Cash and cash equivalents at beginning of period	54,275	56,464

Cash and cash equivalents at end of period	$48,258	$67,119

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

     The following table compares net income (loss) and earnings (loss) per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition Disclosure (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$914	$(6,123)	$1,271	$(15,503)
Add: Stock-based employee compensation expense included in reported net loss	11	264	18	997
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,053)	(7,763)	(6,538)	(10,079)

Pro forma net loss	$(2,128)	$(13,622)	$(5,249)	$(24,585)
Net income (loss) per share, as reported basic and diluted	$0.02	$(0.11)	$0.02	$(0.29)
Pro forma loss per share basic and diluted	$(0.04)	$(0.25)	$(0.09)	$(0.46)

Note 3 – Per Share Data

     Basic earnings per share is calculated using the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method.

	Three Months Ended			Six Months Ended
	June 30, 2004			June 30, 2004
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income/(loss) as reported	$914	55,636	$0.02	$1,271	55,297	$0.02
Effect of Dilutive Securities
Employee stock options and stock purchase agreements	—	1,791		—	2,390

Diluted EPS
Net income (loss) as reported	$914	57,427	$0.02	$1,271	57,687	$0.02

		Three Months Ended			Six Months Ended
		June 30, 2003			June 30, 2003
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
	Income/(Loss)	Shares	Per Share	Income/(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income/(loss) as reported	$(6,123)	53,639	$(0.11)	$(15,503)	53,409	$(0.29)
Effect of Dilutive Securities
Employee stock options and stock purchase agreements	—	—		—	—

Diluted EPS
Net income (loss) as reported	$(6,123)	53,639	$(0.11)	$(15,503)	53,409	$(0.29)

     For the three and six months ended June 30, 2004, the calculation of diluted earnings per share excludes the impact of the potential exercise of 6,932,817 stock options and 750,000 warrants for the purchase of common stock outstanding, because their effect would be anti-dilutive.

     For the three and six months ended June 30, 2003, the calculation of diluted earnings per share excludes the impact of the potential exercise of 11,805,190 stock options and 750,000 warrants for the purchase of common stock outstanding because their effect would be anti-dilutive.

Note 4 – Contingencies

Federal Litigation in the U.S. District Court for the Southern District of New York

     Between June 11 and June 26, 2001, three class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were filed in the Southern District of New York against us, certain of our current and former officers and directors (the “Individual Defendants”), and certain underwriters of our initial public offering (the “IPO”). On August 9, 2001, these actions were consolidated for pre-trial purposes before a single judge along with similar actions involving IPOs of numerous other issuers.

     On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the Individual Defendants, which the Court approved and entered as an order on March 1, 2002. On April 20, 2002, the plaintiffs filed an amended complaint in which they elected to proceed with their claims against us and the Individual Defendants only under Sections 10(b) and 20(a) of the Exchange Act. The amended complaint alleges that the prospectus filed in connection with the IPO was false or misleading in that it failed to disclose: (i) that the underwriters allegedly were paid excessive commissions by certain of the underwriters’ customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for our stock. Plaintiffs contend that, as a result of the omissions from the prospectus and alleged market manipulation through the use of analysts, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased our common stock during that period.

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

     On June 30, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a tentative settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that we might have against our underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which has been executed on our behalf and on behalf of the Individual Defendants. The settling parties presented the proposed settlement to the Court on June 15, 2004 and plaintiffs filed a formal motion seeking preliminary approval on June 25, 2004. Others will be allowed to file objections to the proposed settlement in the coming weeks. There can be no assurance that the Court will approve the proposed settlement.

     We believe that the Company and the individual Defendants have meritorious defenses to the claims made in the complaint and, if the settlement is not approved by the Court, we intend to contest the lawsuit vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations.

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

     On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. On January 27, 2004, the Court heard arguments on the motion to dismiss. On March 30, 2004, the Court dismissed the Consolidated Complaint, with leave to amend. On May 21, 2004, plaintiffs filed an Amended Consolidated Complaint.

     We intend to file a motion to dismiss the Amended Consolidated Complaint. We dispute plaintiffs’ allegations in the consolidated federal class actions in Minnesota and believe that the allegations are subject to a variety of meritorious defenses. We intend to establish a vigorous defense. While there can be no assurance, and while the outcome of federal class action litigation cannot be predicted with certainty, our management currently believes that the ultimate outcome of the consolidated federal class action litigation in Minnesota is unlikely to have a material adverse affect on our financial position, results of operations or cash flows. Despite our belief that the consolidated federal class action is without merit, it is possible that the litigation could be resolved adversely. Were the federal court in Minnesota to issue a ruling or rulings unfavorable to us, such ruling or rulings could have a material adverse impact on the results of operations for the period in which the ruling occurs, or in a period thereafter.

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

     We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $0.1 million reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. We review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of June 30, 2004, the remaining accrual for lease obligations and terminations is $13.4 million.

     The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of June 30, 2004.

								Balance as
			Balance as of			Balance as of		of
	Restructuring	Cash	December 31,	Adjustments	Cash	December 31,	Cash	June 30,
	Charges	Usage	2002	to provision	Usage	2003	Usage	2004
Lease obligations and terminations	$17,019	$—	$17,019	$(113)	$(2,432)	$14,474	$(1,115)	$13,359
Severance and related benefits	2,623	(940)	1,683	281	(1,964)	—	—	—

Total	$19,642	$(940)	$18,702	$168	$(4,396)	$14,474	$(1,115)	$13,359

     Related to the lease abandonment charge, we recorded $0.3 million and $1.7 million of accelerated depreciation on fixed assets abandoned in the three and six-month periods ended June 30, 2003, which is recorded as general and administrative expense.

Note 6 – Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss):

	Six-Months Ended June 30,
	2004	2003
Net income (loss)	$1,271	$(15,503)
Unrealized gain (loss) on available for sale investments	112	(9)
Currency translation adjustment	(101)	600

Comprehensive income (loss)	$1,282	$(14,912)

Note 7 – Segment Information

     We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by the location of our customers for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue by geographic area:
United States	$27,875	$24,364	$54,301	$45,943
United Kingdom	4,442	7,865	12,377	16,120
France	4,756	925	8,611	1,649
Other	8,449	9,740	17,860	16,740

Total revenue	$45,522	$42,894	$93,149	$80,452

     The following is long-lived asset information by geographic area:

	June 30,	Dec. 31,
	2004	2003
Long-lived assets by geographic area:
United States	$37,399	$43,378
Foreign	751	874

Total long-lived assets	$38,150	$44,252

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

     We generate revenue from the sale of software licenses, maintenance and support contracts, professional consulting and contract development services. Until the fourth quarter of 1999, we generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. We revised the terms of our software licensing agreements for a substantial portion of our license revenues. Under these revised terms, we provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period the technical advisory services are performed if all other criteria for recognition of revenue are met (i.e. if there is evidence of an arrangement, fees are fixed or determinable and collection is probable). These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. Deferred revenue consists principally of the unrecognized portion of amounts received under license and maintenance service agreements. Deferred license revenue is recognized ratably over the technical advisory period (if applicable), on a percentage of completion basis, or is recognized when all criteria for recognition of revenue are met based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

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

Results of Operations

Understanding Our Major Revenues and Expenses

Revenues

     We record revenues for the sale of software licenses, maintenance, and services. License revenues are recognized by one of three methods based on the elements of the arrangement and contract terms:

1.	Ratably over the technical advisory period or the term of the license,

2.	Upon delivery if all other criteria are met, or

3.	As services are performed on a percentage of completion basis.

     Software licenses are generally sold with technical advisory services and revenues are ratably spread over the length of the advisory services. For example, a $7.5 million license contract sold with technical advisory services of fifteen months would be recognized at a rate of $0.5 million per month over the period of the technical advisory services. If that same contract were recognized upon delivery, $7.5 million would all be recognized during the reporting period. If the $7.5 million contract revenues were recognized using the percentage of completion method the amount of revenue would be based on how much of the work was completed in the applicable reporting period. Thus, if 20% of the total estimated work was completed during the reporting period, $1.5 million would be recognized as revenue.

     Fluctuations in license revenues between periods whether increasing or decreasing are influenced by the following factors:

1.	The length of the technical advisory periods. Technical advisory periods generally run from twelve to twenty-four months depending on the goals of the customer. If a license contract has a shorter advisory period, the amount of revenue recognized will be higher on a monthly basis, whereas if the technical advisory period is longer, the amount of license revenue recognized on a monthly basis will be less.

2.	Increases or decreases in license revenue may be dependent upon the number of license contracts being recognized. Because we recognize revenue in monthly amounts over a period of time there are “layers” of revenue being recognized. Thus, an increase or decrease in revenues is not only dependent upon the size of the contracts but the number of contracts being concurrently recognized. Fluctuations in our revenues may result from the rate at which we add more contracts, or “layers” of revenue, as others are taken away because they are fully recognized.

3.	Timing of contract consummation. Depending on when a contract is consummated, it may not have an impact on the reported period’s results. Many of our contracts are consummated in the last month of the quarter, thus, major contracts may not impact the period in which they are consummated.

4.	The mix of license revenues recognized upon shipment or percent complete may impact our revenues. If proportionately more contracts are consummated without technical advisory services, this may materially affect our revenue recognition during the quarter. In the case of recognition based on shipment, this may materially increase the period revenues. An increase in percent complete license revenues would cause revenues to fluctuate depending on the amount of work that could be completed on those projects. If there is a shift in license contracts that adds proportionately more or less percent complete arrangements or more or less software revenues that are recognized upon shipment, revenue streams may be materially affected both in the current period and in the outlook of the future periods.

     Maintenance revenues are typically recognized ratably over the longer of the maintenance period or over the technical advisory period associated with the maintenance revenue streams. Services revenue is typically recognized on a time and materials basis as services are performed.

Expenses

     Employee and related costs represent our largest expense and software engineers represent the largest segment of our employees. We manage our software engineers as a resource pool to be applied against the demands of our business. Software engineers have many differing skills and expertise that create sub-sets within this resource pool. Software engineers work in many different capacities within our organization and therefore associated costs are included in several operating expense categories in our Statement of Operations including:

1.	Cost of License and Maintenance,

2.	Cost of Services and Other,

3.	Research and Development, and

4.	Sales and marketing.

     We assign software engineers in our resource pool to projects across the organization based on demand. As a result, the number of software engineers working on a license and maintenance project may quickly change to a research and development project based on the individual project needs. We may have a reduction in the total number of software engineers during a period, but personnel and related expenses for a certain operating expense category may increase because the remaining software engineers work on projects based on need and demand. Projects are assigned to a Statement of Operations operating expense category based on the type of project involved.

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

	AS A PERCENTAGE OF		AS A PERCENTAGE OF
	TOTAL REVENUE		TOTAL REVENUE
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Revenue:
License and maintenance	56%	51%	55%	52%
Services and other	44	49	45	48

Total revenue	100	100	100	100
Cost of revenue:
License and maintenance	20	18	19	18
Services and other	29	36	32	36

Total cost of revenue	49	54	51	54

Gross margin	51	46	49	46
Operating expenses:
Research and development	20	28	20	28
Sales and marketing	18	20	19	23
General and administrative	6	8	5	11
Acquisition related amortization of intangibles	4	4	3	4

Total operating expenses	48	60	47	66

Operating income (loss)	3	(14)	2	(20)
Other income, net	—	—	—	1

Income (loss) before income tax provision	3	(14)	2	(19)
Income tax provision	1	—	1	—

Net income (loss)	2	(14)	1	(19)
Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	36%	35%	35%	34%
Cost of services and other revenue, as a percentage of services and other revenue	66%	73%	71%	76%

Three and Six Months Ended June 30, 2004 and 2003

Revenue

     Total revenue. Total revenue increased 6% and 16% to $45.5 and $93.1 million for the three and six months ended June 30, 2004, respectively, from $42.9 and $80.5 million for the corresponding prior year periods. The increase in total revenue is due to an increase in license and maintenance revenue discussed below, offset by a decrease in services and other revenues also discussed below.

     License and maintenance revenue. License and maintenance revenue increased 18% and 23% to $25.6 and $51.6 million for the three and six months ended June 30, 2004, respectively, from $21.7 and $41.9 million for the corresponding prior year periods. License revenue increased $3.0 and $6.9 million for the three and six months ended June 30, 2004, respectively, primarily due to increased funded research and development projects as well as license revenues from larger contracts signed in previous quarters that are now being recognized over the technical advisory period associated with those contracts. Maintenance revenues increased $0.9 and $2.8 million for the three and six months ended June 30, 2004, respectively, primarily due to three large customers starting maintenance that either previously outsourced maintenance to other third party providers or were sold maintenance services starting after the second quarter 2003. As of June 30, 2004, we derived maintenance revenues from 110 customers, up from 106 customers as of June 30, 2003.

     Services and other revenue. Services and other revenue decreased 6% to $20.0 million for the three months ended June 30, 2004 from $21.2 million for the corresponding prior year period. A $3.6 million increase in consulting services projects for the quarter was offset by a $4.9 million decrease in custom modification projects. Services and other revenue increased 8% to $41.5 million for the six months ended June 30, 2004 from $38.6 million in the prior year. An $8.6 million increase in revenue from consulting services projects for the six months ended June 30, 2004 was partially offset by a $4.8 million decrease in revenue from custom modification projects. The increase in consulting services projects during the three and six-month periods ended June 30, 2004 was due to our expanding customer base and the number of projects being serviced. Custom modifications decreased during the three and six-month periods ended June 30, 2004 due to several projects being completed during the first quarter of 2004 and our anticipated release of our new product, Retek Xi. Generally, the levels of custom modifications decrease prior to the release of a new product, and, as a result, we anticipate lower custom modification revenues for the remainder of 2004. We have relationships with third party integrators and consultants that contract either with us or directly with our customers for services and other integration needs. Our customer’s proportionate use of our services offerings or other third party integrators and consultants may cause our services revenue to vary independently of changes in license and maintenance revenue.

     Cost of Revenue

     Cost of license and maintenance revenue. Cost of license and maintenance revenue consists of fees for third party software products that are integrated into our products, third party license development costs, salaries and related expenses of our customer support organization, and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 19% and 25% to $9.1 and $18.0 million for the three and six months ended June 30, 2004, respectively, from $7.7 and $14.3 million for the corresponding prior year periods. The increase for the three months ended June 30, 2004 was due to a $2.6 million increase in third party consultant costs, which was partially offset by a $0.9 million decrease in employee and related costs. The increase for the six months ended June 30, 2004 was due to a $5.9 million increase in third party consultant costs, which was partially offset by $1.0 million decrease in employee and related costs and a $0.7 million decrease in non-cash depreciation and amortization expenses. For both the three and six months ended June 30, 2004, the increase in costs was primarily due to an increase in the amount of funded research and development projects during the quarter. To complete these funded research and development projects we primarily used third party consultants, which increases our consulting costs. We anticipate the use of additional third party consultant resources to complete pending funded development contracts.

     Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization, cost of third parties contracted to provide consulting services to our customers, and an allocation of facilities and depreciation expense. Cost of services and other revenue decreased 15% to $13.2 million for the three months ended June 30, 2004 from $15.6 million for the corresponding prior year period. The decrease is due to a $1.9 million decrease in third party consultant costs and a $0.6 million decrease in personnel and related costs. Third party consultants are used on an as needed basis depending on the availability and skills of internal resources and our ability to leverage our relationships with third party integrators. As a percentage of services and other revenue, cost of services and other revenue decreased to 66% for the three-month period ended June 30, 2004 from 73% in the corresponding prior year period. Cost of services and other revenues for the six months ended June 30, 2004 remained consistent with prior year six-month period. As a percentage of services and other revenue, cost of services and other revenue decreased to 71% for the six-month period ended June 30, 2004 from 76% for the corresponding prior year period. Margins have improved in the current periods due to improved internal utilization rates of our consulting organization and higher billing rates, when compared to the corresponding prior year periods.

     Operating Expenses

     Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization, fees paid to third party consultants and an allocation of facilities and depreciation expenses. Research and development expenses decreased 23% and 15% to $9.3 and $18.9 million for the three and six months ended June 30, 2004, respectively, from $12.2 and $22.3 million for the corresponding prior year periods. The decrease was primarily due to a $2.3 and $2.6 million decrease in third party consultant costs and a $0.4 and $0.5 million decrease in personnel and related costs for the three and six months ended June 30, 2004, respectively. The decrease in third party consultant and personnel and related costs was due to the completion of some significant research and development projects during the three months ended June 30, 2004. We anticipate research and development expenses to increase in future periods in order to complete our new product offering, Retek Xi, and other development projects. Additionally, if our internal resources are not sufficient to complete necessary development activities, we anticipate leveraging third party consultants to assist in development.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization, sales commissions, costs of marketing programs, including public relations, advertising, trade shows and sales collateral and an allocation of facilities and depreciation expenses. Sales and marketing expenses decreased 2% and 8% to $8.4 and $17.3 million for the three and six months ended June 30, 2004, respectively, from $8.6 and $18.7 million for the corresponding prior year periods. The decrease for the three months ended June 30, 2004 was primarily due to a $0.8 million decrease in pre-sales consulting expenses, which was partially offset by a $0.5 million increase in personnel and related expenses in other sales functions. Pre-sales consulting decreased due to higher pre-sales costs incurred in prior years to demonstrate the benefits derived from implementing our products to our potential customers. The increase in personnel and related costs was due to an increase in the number of sales and marketing employees from 112 as of June 30, 2003 to 120 as of June 30, 2004. Sales and marketing expenses for the six months ended June 30, 2004 decreased due to a $2.0 million decrease in pre-sales consulting, which was partially offset by a $1.0 million increase in corporate marketing expenses. As discussed previously, in the prior years, we invested in additional pre-sales consulting to more fully demonstrate the benefits to be derived from implementing our products to our potential customers. The increase in corporate marketing was due to additional advertising, corporate marketing and trade show activity. We anticipate that sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing organization in future periods.

     General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations, legal and other professional service fees and an allocation of facilities costs and depreciation expenses. General and administrative expenses decreased 16% and 39% to $2.8 and $5.1 million for the three and six-months ended June 30, 2004, from $3.4 and $8.3 million for the corresponding prior year periods. The decrease for the three months ended June 30, 2004 was primarily due to a $0.7 million decrease in overhead and other allocations and a $0.3 million decrease in accelerated depreciation related to assets abandoned in connection with our restructuring efforts, which was partially offset by a $0.6 million increase in professional service fees. The decrease for the six months ended June 30, 2004 was due to $1.7 million decrease in accelerated depreciation related to assets abandoned in connection with our restructuring efforts, a $1.1 million decrease in personnel and related costs, and $1.0 million decrease in overhead and other allocations, which was partially offset by a $0.7 million increase in professional service fees. Personnel and related costs decreased for the six months ended June 30, 2004 due to the $0.7 million of CEO severance costs that were incurred during 2003, but not during 2004. We anticipate general and administrative expense levels will remain consistent with current levels in future quarters.

     Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles decreased 4% and 8% to $1.6 and $3.2 million for the three and six months ended June 30, 2004, respectively, from $1.6 and $3.4 million for the corresponding prior year periods. The decrease was because certain intangible assets were fully amortized in 2003.

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

     We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $0.1 million reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. We review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of June 30, 2004, the remaining accrual for lease obligations and terminations is $13.4 million.

     The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of June 30, 2004.

								Balance as
			Balance as of			Balance as of		of
	Restructuring	Cash	December 31,	Adjustments	Cash	December 31,	Cash	June 30,
	Charges	Usage	2002	to provision	Usage	2003	Usage	2004
Lease obligations and terminations	$17,019	$—	$17,019	$(113)	$(2,432)	$14,474	$(1,115)	$13,359
Severance and related benefits	2,623	(940)	1,683	281	(1,964)	—	—	—

Total	$19,642	$(940)	$18,702	$168	$(4,396)	$14,474	$(1,115)	$13,359

     Related to the lease abandonment charge, we recorded $0.3 million and $1.7 million of accelerated depreciation on fixed assets abandoned in the three and six-month periods ended June 30, 2003, which is recorded as general and administrative expense.

     Other income, net. Other income, net decreased to $0.1 million for the three and six-month period ended June 30, 2004, from $0.2 and $0.8 million for the corresponding prior year period. The decrease for the six months ended June 30, 2004 was primarily due to a $0.4 million increase in foreign currency losses and a $0.2 million recovery on a note receivable that occurred in 2003 but not during 2004.

     Income tax provision. The income tax provision for the three and six-month periods ended June 30, 2004 and June 30, 2003 consist of income taxes payable in foreign jurisdictions as well as state income tax obligations.

     During the third quarter of 2002, we determined that it was appropriate to record a full valuation allowance for our U.S. deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of our revenue decrease, our operating losses, our expectation of significant losses for the full year 2002 and the added uncertainty of the market in which we operate. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income assuming we generate such income before the expiration or reversal of such benefits. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations.

Liquidity and Capital Resources

     At June 30, 2004, our balance of cash, cash equivalents and investments available for sale was $92.5 million, or a $1.8 million decrease from December 31, 2003. This decrease is due to a $5.6 million usage of cash from operations and $1.1 million of cash used for the purchase of fixed assets, which was partially offset by $5.0 million of cash provided by the issuance of common stock through the employee stock purchase plan and employee stock option exercises. Our cash requirements for servicing debt will be less than $0.1 million for the remainder of fiscal year 2004. Cash from operations is primarily the difference between cash payments from customers to us and payments we make to vendors and for internal expenses, primarily personnel and the related costs of our employees.

     Net cash used by operating activities was $5.6 million for the six-month period ended June 30, 2004, compared to $0.1 million for the corresponding prior year period. Sources of cash for the six-month period ended June 30, 2004 include, net income and operating cash flow adjustments for non-cash depreciation and amortization expense. Uses of cash for the six-month period ended June 30, 2004 were due to increases in accounts receivable and other assets, and decreases in accounts payable, accrued liabilities, accrued restructuring and deferred revenue. Increases in accounts receivable were primarily due to accounts for several larger services projects, which typically have slower collection cycles than license revenue related receivables. Other assets increased due to higher tax related prepayments, offset by a decrease in prepaid insurance. Accounts payable decreased primarily due to payments to one large vendor. Accrued liabilities decreased due to lower deferred rent balances related to various lease obligations, lower foreign taxes payable due to payments made and lower employee stock purchase plan withholdings. Accrued restructuring decreased due to cash payments made for various lease obligations. Deferred revenue balances decreased due to fewer revenue bookings made during the quarter.

     Net cash used by investing activities was $5.3 million for the six month period ended June 30, 2004 compared to $7.9 million provided by investing activities for the corresponding prior year period. Uses of cash for the six months ended June 30, 2004 included purchases of available for sale investments and purchases of fixed assets. We purchase investments designed to protect our capital investment, primarily short-term investments that have a low risk of capital loss, such as U.S. government securities, major corporation commercial paper, money market securities and tax-exempt municipal securities. Our current investment mix has included more short-term instruments because we believe the difference between short term and long-term interest rates is not large enough to justify long term holding periods. The $7.9 million of cash provided by investing activities in the six month period ended

June 30, 2003 resulted from our sale of $8.7 million of available for sale investments and the purchase of $0.8 million of property and equipment.

     Net cash provided by financing activities was $4.9 for the six-month period ended June 30, 2004, compared to $2.0 million provided by financing activities for the corresponding prior year period. Sources of cash were proceeds from the issuance of common stock for our employee stock purchase plan and employee stock option exercises.

     We believe that our current cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Operating cash flows would be negatively impacted if we were unable to consummate new customer contracts or if a significant number of customers were unable to pay for our solutions and services. Consumer spending, consumer confidence and other economic measures in the U.S. economy impact our customer base in the retail industry and negative trends in these measures may impact the amount and type of capital expenditures made by them.

     Management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing, high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure.

     A portion of our cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. We regularly evaluate, in the ordinary course of business, potential acquisitions of such businesses, products, technologies or data.

Factors That May Impact Future Results of Operations

     An investment in our common stock involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. The matters discussed in this Quarterly Report on Form 10-Q regarding future events are forward looking statements as defined in the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECLINE.

     Our quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If our quarterly operating results fail to meet expectations, the trading price of our common stock could decline. In addition, significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

•	the demand for and market acceptance of our software solutions;

•	pricing pressures within the software industry;

•	competitors’ announcements or introductions of new software solutions, alliance agreements, services or technological innovations;

•	our ability to develop, introduce and market new products on a timely basis;

•	customer deferral of material orders in anticipation of new releases or new product introductions;

•	our success in expanding our sales and marketing programs;

•	technological changes or problems in computer systems;

•	general economic conditions which may affect our customers’ capital investment levels; and

•	our ability to reduce expense levels if our revenues decline.

     We currently derive a significant portion of our license revenue in each quarter from a small number of relatively large orders and we generally recognize revenue from our licenses over the related technical advisory services period. If we are unable to recognize revenue from one or more substantial license sales for a particular fiscal quarter, our operating results for that quarter would be seriously harmed and the amount of revenue deferred into future quarters would be reduced. In addition, the licensing of our products typically involves a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete an implementation may vary from customer to customer and may be protracted due to unforeseen circumstances. Because our revenues from implementation, maintenance and training services are largely correlated with our license revenue, a decline in license revenue may also cause a decline in our services revenue in the same quarter and in subsequent quarters. Because our sales cycle is long, we may have difficulty predicting when we will recognize revenue. If our quarterly revenue or operating results fall below expectations, the price of our common stock could fall substantially and we could become subject to additional securities class action litigation. Litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

     Additionally, our quarterly and annual operating results would be impacted if our customers did not purchase technical advisory support with our software solutions. With technical advisory support, revenues are recognized ratably over the advisory period, if all other revenue recognition criteria are met. Without the advisory services, revenues would be recognized when we execute the license agreement or contract, deliver the software, determine that collections of the proceeds is probable and that vendor specific objective evidence of fair value exists to allocate revenue to undelivered elements of the arrangement. As a result, failure of our customers to purchase advisory services could materially impact the period over period results in our consolidated financial statements.

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

     Our business depends on the successful customer acceptance of our products and we expect to continue to depend on revenue from existing, new and enhanced versions of our products. Our business will be harmed if our target customers do not adopt and/or expand their use of our products. In addition, potential customers are evaluating solutions more deliberately, which has resulted in the extension of our sales cycles. The life cycles of our products are difficult to predict because the market for our products is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render our existing products or services obsolete and unmarketable.

     In developing new products and services or enhancements to our existing products and services, we may:

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

     The occurrence of any of these factors could seriously harm our business and operating results.

IF WE FAIL TO ESTABLISH, MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES WHO IMPLEMENT OUR PRODUCTS, OUR ABILITY TO MEET OUR CUSTOMERS’ NEEDS COULD BE HARMED.

     Implementation of our software solutions can also be a lengthy process as our software products perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. We rely, and expect to continue to rely on a number of third parties to implement our software solutions at certain customer sites. If we are unable to establish and maintain effective, long-term relationships with these implementation providers or if these providers do not meet the needs or expectations of our customers, our revenue will be reduced and our customer relationships will be harmed. Our current implementation partners are not contractually required to continue to help implement our software solutions.

     We may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support our needs. If third-party services are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet customers’ implementation needs and would increase our operating expenses and could reduce our gross margins. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors’ products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners. Significant issues arising in implementation of our solutions could result in client dissatisfaction and could therefore cause delays or prevent us from collecting fees from our customers and could damage our ability to attract new customers.

WE HAVE BEEN NAMED A DEFENDANT IN SECURITIES CLASS ACTION LITIGATION AND DERIVATIVE ACTIONS AND WE MAY IN THE FUTURE BE NAMED IN ADDITIONAL LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT’S ATTENTION AND RESOURCES.

     As described in Part II — Item 1: Legal Proceedings, a number of shareholder class action suits have been filed naming us and/or certain of our current and former officers and directors as co-defendants. Two additional related derivative action suits have been filed on our behalf naming certain of our officers and directors. We believe these claims are subject to a variety of meritorious defenses, which we intend to vigorously pursue. However, it is possible that the litigation could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could seriously harm our business. More generally, securities class action litigation has often been brought against a company following declines in the market price of its securities. This risk is greater for technology companies, which have experienced greater-than-average stock price declines in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries.

     In addition to securities class action litigation, we face legal risks in our business, including claims from disputes with our employees and our former employees and claims associated with implementations involving client projects. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient for any such claim and the continued availability of such insurance cannot be assured. We may in the future be the target of this kind of litigation and such litigation could also result in substantial costs and divert management’s attention and resources.

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

     The recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our remaining personnel may seek alternate employment, such as with larger, more established companies or companies that they perceive as having less volatile stock prices. A new accounting standard proposed by the Financial Accounting Standards Board (“FASB”) would require us to expense the fair value of all stock options. If the FASB adopts this new standard, its application may adversely affect our ability to grant stock options to employees as an incentive due to the increased compensation expense. Continuity of personnel can be a very important factor in sales and implementation of our software and completion of our product development efforts. Attrition beyond any planned reduction in workforce could have a material adverse effect on our business, operating results, financial condition and cash flows.

COMPETITIVE PRESSURES COULD REDUCE OUR MARKET SHARE OR REQUIRE US TO REDUCE OUR PRICES, WHICH WOULD REDUCE OUR REVENUE AND/OR OPERATING MARGINS.

     The market for our software solutions is highly competitive and subject to rapidly changing technology and marketing strategies. Competition could seriously impede our ability to sell products and services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce prices, which would reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing, development or other resources and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response or require us to bid fixed price service contracts. Our competitors may also be able to respond more quickly than us to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

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

     As a result, we may not be able to maintain or improve our competitive position against current or future competitors.

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

IF WE FAIL TO OBTAIN ACCESS TO THE INTELLECTUAL PROPERTY OF THIRD PARTIES, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

     We must now, and may in the future need to, license or otherwise obtain access to the intellectual property of third parties, including MicroStrategy, Wavelink, SeeBeyond, Lucent, Sun, IBM, Accenture and Oracle. Our business would be seriously harmed if the providers from whom we license such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or prices or at all. Our inability to maintain or obtain this software could result in shipment delays or reduced sales of our products. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

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

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive, and while we are unable to determine the extent to which piracy of our software products exists, software piracy may be a problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We intend to vigorously protect intellectual property rights through litigation and other means. However, such litigation can be costly to pursue and we cannot be certain that we will be able to enforce our rights or prevent other parties from developing similar technology, duplicating our products or designing around our intellectual property.

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

OUR BUSINESS IS SUBJECT TO ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES.

     Since we sell products worldwide, our business is subject to risks associated with doing business internationally. To the extent that our sales are denominated in foreign currencies, the revenue we receive could be subject to fluctuations in currency exchange rates. If the effective price of the products we sell to our customers were to increase due to fluctuations in foreign currency exchange rates, demand for our technology could fall, which would, in turn, reduce our revenue. We have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue through the use of hedging instruments, and we do not currently intend to do so in the future.

     We anticipate that revenue from our international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

Interest Rate Risk

     The fair value of our cash, cash equivalents and investments available for sale at June 30, 2004 was $92.5 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

     Due to our small debt balance as of June 30, 2004 and because this debt has a fixed interest rate, a change in market interest rates would not materially affect our financial results.

	Expected Maturity Date
	2004	Total	Fair Value
	(US $ in thousands)
Liabilities:
Short Term Debt	$36	$36	$33
Average Interest Rate	7.0%

Foreign Currency Exchange Rate Risk

     We develop products in the United States and sell in North America, Australia, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only minimal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 28% and 31% of our sales were denominated in currencies other than the U.S. dollar for the three and six-month periods ended June 30, 2004, compared to 26% and 25% for the corresponding prior year periods, respectively.

Equity Price Risk

     We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of June 30, 2004, we had substantially written off all of the value associated with our equity investments.

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

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Federal Litigation in the U.S. District Court for the Southern District of New York

     Between June 11 and June 26, 2001, three class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were filed in the Southern District of New York against us, certain of our current and former officers and directors (the “Individual Defendants”), and certain underwriters of our initial public offering (the “IPO”). On August 9, 2001, these actions were consolidated for pre-trial purposes before a single judge along with similar actions involving IPOs of numerous other issuers.

     On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and the Individual Defendants, which the Court approved and entered as an order on March 1, 2002. On April 20, 2002, the plaintiffs filed an amended complaint in which they elected to proceed with their claims against us and the Individual Defendants only under Sections 10(b) and 20(a) of the Exchange Act. The amended complaint alleges that the prospectus filed in connection with the IPO was false or misleading in that it failed to disclose: (i) that the underwriters allegedly were paid excessive commissions by certain of the underwriters’ customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of our common stock in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for our stock. Plaintiffs contend that, as a result of the omissions from the prospectus and alleged market manipulation through the use of analysts, the price of our common stock was artificially inflated between November 18, 1999 and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased our common stock during that period.

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

     On June 30, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a tentative settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that we might have against our underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which has been executed on our behalf and on behalf of the Individual Defendants. The settling parties presented the proposed settlement to the Court on June 15, 2004 and plaintiffs filed a formal motion seeking preliminary approval on June 25, 2004. Others will be allowed to file objections to the proposed settlement in the coming weeks. There can be no assurance that the Court will approve the proposed settlement.

     We believe that the Company and the individual Defendants have meritorious defenses to the claims made in the complaint and, if the settlement is not approved by the Court, we intend to contest the lawsuit vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations.

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

     On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. On January 27, 2004, the Court heard arguments on the motion to dismiss. On March 30, 2004, the Court dismissed the Consolidated Complaint, with leave to amend. On May 21, 2004, plaintiffs filed an Amended Consolidated Complaint.

     We intend to file a motion to dismiss the Amended Consolidated Complaint. We dispute plaintiffs’ allegations in the consolidated federal class actions in Minnesota and believe that the allegations are subject to a variety of meritorious defenses. We intend to establish a vigorous defense. While there can be no assurance, and while the outcome of federal class action litigation cannot be predicted with certainty, our management currently believes that the ultimate outcome of the consolidated federal class action litigation in Minnesota is unlikely to have a material adverse affect on our financial position, results of operations or cash flows. Despite our belief that the consolidated federal class action is without merit, it is possible that the litigation could be resolved adversely. Were the federal court in Minnesota to issue a ruling or rulings unfavorable to us, such ruling or rulings could have a material adverse impact on the results of operations for the period in which the ruling occurs, or in a period thereafter.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders in Minneapolis, Minnesota on May 25, 2004. Of the 55,160,585 shares outstanding as of the record date for the meeting, 51,919,453 shares were present or represented by proxy. At these meetings the following actions were voted upon:

a.	To elect the following directors to serve for a term ending upon the 2007 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	For	Withheld
John Buchanan	48,904,452	3,015,001
N. Ross Buckenham	50,471,762	1,447,691

b.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2004.

For	Against	Abstain
44,998,881	6,367,320	553,252

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26.

(b) REPORTS ON FORM 8-K.

     On April 22, 2004, we furnished a current report on Form 8-K, reporting under Item 12 that we issued a press release disclosing our results of operations for the quarter ended March 31, 2004 and including additional information that was not in accordance with, or an alternative for, generally accepted accounting principles.

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

Date: August 6, 2004

Index to Exhibits

Exhibit	Exhibit Descriptions	Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically