Form 10-Q
period 2004-09-30
RETEK INC
filed 2004-11-08
CIK 1094360

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     As of October 29, 2004, the number of shares of the Registrant’s common stock outstanding was 56,003,352.

RETEK INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Retek Inc.

Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$29,844	$54,275
Investments	45,479	36,287
Accounts receivable, net	38,606	33,699
Other current assets	5,966	5,827

Total current assets	119,895	130,088
Investments	13,624	3,658
Property and equipment, net	9,754	12,227
Intangible assets, net	9,433	18,208
Goodwill	13,817	13,817
Other assets	246	231

Total Assets	$166,769	$178,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,146	$15,739
Accrued expenses	8,059	10,410
Accrued restructuring costs, current portion	1,914	2,757
Deferred revenue, current portion	29,928	32,000
Note payable	14	78

Total current liabilities	50,061	60,984
Accrued restructuring, net of current portion	10,531	11,717
Deferred revenue, net of current portion	8,539	16,617

Total liabilities	69,131	89,318
Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value — 150,000 shares Authorized, 55,973 and 54,658 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	560	547
Paid-in-capital	288,519	283,449
Deferred stock-based compensation	(27)	(45)
Accumulated other comprehensive income	2,407	2,310
Accumulated deficit	(193,821)	(197,350)

Total stockholders’ equity	97,638	88,911

Total liabilities and stockholders’ equity	$166,769	$178,229

See accompanying notes to the consolidated financial statements.

Retek Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
License and maintenance	$24,279	$23,695	$75,911	$65,559
Services and other	17,052	20,102	58,569	58,690

Total revenue	41,331	43,797	134,480	124,249

Cost of revenue:
License and maintenance	7,911	7,987	25,879	22,333
Services and other	11,833	14,402	41,162	43,737

Total cost of revenue	19,744	22,389	67,041	66,070

Gross profit	21,587	21,408	67,439	58,179
Operating expenses:
Research and development	8,236	11,543	27,103	33,812
Sales and marketing	7,100	7,973	24,363	26,670
General and administrative	2,781	3,347	7,852	11,683
Acquisition related amortization of intangibles	1,578	1,573	4,739	5,015
Restructuring expense	—	49	—	168

Total operating expenses	19,695	24,485	64,057	77,348

Operating income (loss)	1,892	(3,077)	3,382	(19,169)
Other income, net	1,002	341	1,116	1,100

Income (loss) before income tax provision	2,894	(2,736)	4,498	(18,069)
Income tax provision	636	5	969	175

Net income (loss)	$2,258	$(2,741)	$3,529	$(18,244)

Basic net income (loss) per common share	$0.04	$(0.05)	$0.06	$(0.34)

Weighted average shares used in computing basic net income (loss) per common share	55,946	53,944	55,515	53,589

Diluted net income (loss) per common share	$0.04	$(0.05)	$0.06	$(0.34)

Weighted average shares used in computing diluted net income (loss) per common share	56,420	53,944	57,309	53,589

See accompanying notes to the consolidated financial statements.

Retek Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,529	$(18,244)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	(200)	1,000
Depreciation and amortization expense	10,746	15,100
Amortization of stock-based compensation	25	1,259
Changes in assets and liabilities:
Accounts receivable	(4,787)	9,053
Other assets	(154)	1,223
Accounts payable	(5,593)	4,059
Accrued expenses	(4,380)	(5,896)
Deferred revenue	(10,150)	(4,827)

Net cash provided by (used in) operating activities	(10,964)	2,727

Cash flows from investing activities:
Purchases of investments for sales	(51,689)	(36,547)
Sales of investments for sale	32,613	45,128
Cash receipt for sale of intellectual property	2,000	—
Acquisitions of property and equipment	(1,498)	(948)

Net cash provided by (used in) investing activities	(18,574)	7,633

Cash flows from financing activities:
Net proceeds from the issuance of common stock	5,076	2,286
Repayment of debt	(64)	(66)

Net cash provided by financing activities	5,012	2,220

Effect of exchange rate changes on cash	95	1,339

Net increase (decrease) in cash and cash equivalents	(24,431)	13,919
Cash and cash equivalents at beginning of period	54,275	56,464

Cash and cash equivalents at end of period	$29,844	$70,383

See accompanying notes to the consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$2,258	$(2,741)	$3,529	$(18,244)
Add: Stock-based employee compensation expense included in reported net loss	7	262	25	1,259
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,799)	(6,760)	(8,381)	(16,835)

Pro forma net income (loss)	$466	$(9,239)	$(4,827)	$(33,820)
Net income (loss) per share, as reported basic	$0.04	$(0.05)	$0.06	$(0.34)
Pro forma income (loss) per share basic	$0.01	$(0.17)	$(0.09)	$(0.63)
Net income (loss) per share, as reported diluted	$0.04	$(0.05)	$0.06	$(0.34)
Pro forma income (loss) per share diluted	$0.01	$(0.17)	$(0.09)	$(0.63)

Note 3 – Per Share Data

     Basic earnings per share is calculated using the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method.

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income (loss) as reported	$2,258	55,946	$0.04	$3,529	55,515	$0.06
Effect of Dilutive Securities
Employee stock options and stock purchase agreements	—	474		—	1,794

Diluted EPS
Net income (loss) as reported	$2,258	56,420	$0.04	$3,529	57,309	$0.06

	Three Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2003
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
	Income/(Loss)	Shares	Per Share	Income/(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income (loss) as reported	$(2,741)	53,944	$(0.05)	$(18,244)	53,589	$(0.34)
Effect of Dilutive Securities
Employee stock options and stock purchase agreements	—	—		—	—

Diluted EPS
Net income (loss) as reported	$(2,741)	53,944	$(0.05)	$(18,244)	53,589	$(0.34)

     For the three and nine months ended September 30, 2004, the calculation of diluted earnings per share excludes the impact of the potential exercise of 7,681,266 stock options and 750,000 warrants for the purchase of common stock outstanding, because their effect would be anti-dilutive.

     For the three and nine months ended September 30, 2003, the calculation of diluted earnings per share excludes the impact of the potential exercise of 11,694,547 stock options and 750,000 warrants for the purchase of common stock outstanding because their effect would be anti-dilutive.

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

     On June 30, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a tentative settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of certain claims that we might have against our underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on our behalf and on behalf of the Individual Defendants. The settling parties presented the proposed Settlement to the Court on June 15, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to the Settlement’s terms on July 14, 2004. The Court is reviewing the matter and has had continued discussions with all of the parties on various matters relating to the proposed Settlement. The Court has not yet reached a decision regarding preliminary approval. There can be no assurance that it will approve the proposed Settlement.

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

Federal Litigation in the U.S. District Court for the District of Minnesota

     Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003 and consolidated the suits into one action. The consolidated complaint (the “Consolidated Complaint”) alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act against us and certain of our current and former officers and directors. Specifically, the Consolidated Complaint alleged that, among other things, between July 19, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The Consolidated Complaint alleged that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further alleged that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs sought compensatory damages and other unspecified relief.

     On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. On March 30, 2004, the Court dismissed the Consolidated Complaint, granting the plaintiffs leave to amend. On May 21, 2004, plaintiffs filed an Amended Consolidated Complaint, which attempts to cure several of the deficiencies of the Consolidated Complaint. On July 21, 2004, the Company and the individual defendants served a motion to dismiss the Amended Consolidated Complaint, and the Company is currently awaiting a ruling from the Court on this motion.

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

     We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $0.1 million reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. We review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of September 30, 2004, the remaining accrual for lease obligations and terminations is $12.4 million.

     The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of September 30, 2004.

								Balance as
			Balance as of			Balance as of		of
	Restructuring	Cash	December 31,	Adjustments	Cash	December	Cash	Sept. 30,
	Charges	Usage	2002	to provision	Usage	31, 2003	Usage	2004
Lease obligations and terminations	$17,019	$—	$17,019	$(113)	$(2,432)	$14,474	$(2,029)	$12,445
Severance and related benefits	2,623	(940)	1,683	281	(1,964)	—	—	—

Total	$19,642	$(940)	$18,702	$168	$(4,396)	$14,474	$(2,029)	$12,445

     Related to the lease abandonment charge, we recorded $0.2 million and $1.9 million of accelerated depreciation on fixed assets abandoned in the three and nine-month periods ended September 30, 2003, which is recorded as general and administrative expense.

Note 6 – Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss):

	Nine-Months Ended
	September 30,
	2004	2003
Net income (loss)	$3,529	$(18,244)
Unrealized gain (loss) on available for sale investments	82	(18)
Currency translation adjustment	15	837

Comprehensive income (loss)	$3,626	$(17,425)

Note 7 – Segment Information

     We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by the location of our customers for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue by geographic area:
United States	$29,194	$28,395	$83,495	$74,337
United Kingdom	4,745	5,111	17,122	21,231
France	2,201	2,292	10,812	3,940
Other	5,191	7,999	23,051	24,741

Total revenue	$41,331	$43,797	$134,480	$124,249

     The following is long-lived asset information by geographic area:

	September	Dec. 31,
	30, 2004	2003
Long-lived assets by geographic area:
United States	$32,198	$43,378
Foreign	806	874

Total long-lived assets	$33,004	$44,252

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

Results of Operations

Understanding Our Major Revenues and Expenses

Revenues

     We record revenues for the sale of software licenses, maintenance, and services. License revenues are recognized by one of four methods based on the elements of the arrangement and contract terms:

1.	On a percentage of completion basis where revenue is recognized over the technical advisory period,

2.	Revenue is recognized over the term of the license,

3.	On a percentage of completion basis where revenue is recognized as consulting services are performed, or

4.	Upon delivery if all other criteria are met.

     Software licenses are generally sold with technical advisory services and revenues are recognized over the period during which the technical advisory services are provided. For example, a $7.5 million license contract to be completed ratably over the technical advisory services period of fifteen months would be recognized at a rate of $0.5 million per month over the period of the technical advisory services. A $7.5 million license contract recognized over the term of the license would be recognized at a rate of $0.5 million per month over the license term. If that same $7.5 million license contract was recognized using the percentage of completion method on other than a ratable basis, the amount of revenue would be based on how much of the work was completed in the applicable reporting period. Thus, if 20% of the total estimated work was completed during the reporting period, $1.5 million would be recognized as revenue. If the contract were recognized upon delivery, $7.5 million would all be recognized during the reporting period.

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

     Maintenance revenues are recognized ratably over the maintenance contract term. Services revenue is typically recognized on a time and materials basis as services are performed.

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

Key Performance Indicators

     Our management reviews and analyzes several key performance indicators to manage our business and assess our success in the marketplace. These key indicators include:

•	Revenues, which is an overall indicator of business growth.

•	Gross profit, which is an indicator of a mix of license, maintenance, services and other revenues, competitive pressures and efficiency of our sales delivery.

•	Operating cash flow, which is an indicator of our ability to generate cash to fund future operations.

•	Deferred revenue, which is an indicator of our ability to collect cash on revenue streams to be recognized in future periods.

•	Accounts receivable ratio of quarterly days sales outstanding, which indicates our ability to collect cash from our customers.

•	Non-GAAP operational income and Non-GAAP operational income per share, which indicates the growth of our business excluding certain non-cash charges.

•	Operational income has been adjusted to exclude the effects of non-cash expenses for stock-based compensation, amortization of intangibles, accelerated depreciation, and non-operational accrual adjustments. We believe operational income per share provides useful information to investors regarding certain additional financial and business trends relating to our financial condition and results of operations.

     The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

	AS A PERCENTAGE OF		AS A PERCENTAGE OF
	TOTAL REVENUE		TOTAL REVENUE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Revenue:
License and maintenance	59%	54%	56%	53%
Services and other	41	46	44	47

Total revenue	100	100	100	100
Cost of revenue:
License and maintenance	19	18	19	18
Services and other	29	33	31	35

Total cost of revenue	48	51	50	53

Gross margin	52	49	50	47
Operating expenses:
Research and development	19	26	19	27
Sales and marketing	17	18	18	22
General and administrative	7	8	6	10
Acquisition related amortization of intangibles	4	4	4	4

Total operating expenses	47	56	47	63

	AS A PERCENTAGE OF		AS A PERCENTAGE OF
	TOTAL REVENUE		TOTAL REVENUE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Operating income (loss)	5	(7)	3	(16)
Other income, net	2	1	—	1

Income (loss) before income tax provision	7	(6)	3	(15)
Income tax provision	2	—	—	—

Net income (loss)	5	(6)	3	(15)
Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	33%	34%	34%	34%
Cost of services and other revenue, as a percentage of services and other revenue	69%	72%	70%	75%

Three and Nine Months Ended September 30, 2004 and 2003

Revenue

     Total revenue. Total revenue decreased 6% to $41.3 million for the three months ended September 30, 2004 from $43.8 million in the corresponding prior year period and increased 8% to $134.5 million for the nine months ended September 30, 2004, from $124.2 million in the corresponding prior year period. The decrease in total revenue for the three months ended September 30, 2004 is primarily due to a decrease in services and other revenues. The increase in total revenues for the nine months ended September 30, 2004 is primarily due to increased license and maintenance revenue.

     License and maintenance revenue. License and maintenance revenue increased 2% and 16% to $24.3 and $75.9 million for the three and nine months ended September 30, 2004, respectively, from $23.7 and $65.6 million for the corresponding prior year periods. For the three months ended September 30, 2004 the increase in license and maintenance revenue was primarily due to a $2.7 million increase in maintenance revenue, which was partially offset by a $2.1 million decrease in license revenues. License revenue decreased primarily due to a decrease in funded research and development projects during the period. For the nine months ended September 30, 2004, the increase in license and maintenance revenue was due to a $4.8 million increase in license revenue and a $5.5 million increase in maintenance revenue. License revenues increased during the nine months ended September 30, 2004 primarily due to revenues from larger contracts signed in previous quarters that are now being recognized over the technical advisory period associated with those contracts. For the three and nine months ended September 30, 2004 maintenance revenues increased primarily due to the addition of three new large maintenance customers. In addition, as we sell additional products into our existing customer base, we receive incrementally more maintenance revenues from our existing customers to support the additional products purchased.

     Services and other revenue. Services and other revenue decreased 15% to $17.1 million for the three months ended September 30, 2004 from $20.1 million for the corresponding prior year period. The decrease was due to a $1.8 million decrease in consulting services projects and a $1.4 million decrease in custom modification projects. Services and other revenue decreased $0.1 million to $58.6 million for the nine months ended September 30, 2004 from $58.7 million in the prior year. A $6.1 million decrease in custom modifications projects and a $1.0 million decrease in other revenues for the nine months ended September 30, 2004 were partially offset by a $6.7 million increase in revenue from consulting services projects. The decrease in consulting services projects for the three months ended September 30, 2004 was due to our completing several projects in the first and second quarter of 2004 and a decrease in consulting and custom modification business due to the release of our new product, Retek Xi. The decrease in consulting services projects in the third quarter only partially offset the increase in projects completed in the first and second quarter 2004, causing overall consulting services revenues to increase for the nine months ended September 30, 2004. Custom modifications decreased during the three and nine-month periods ended September 30, 2004 due to several projects being completed during the first quarter of 2004 and due to the release of our new product, Retek Xi. Generally, the levels of custom modifications decrease prior to and shortly after the release of a new product, and, as a result, we anticipate lower custom modification revenues for the remainder of 2004. This decrease in custom modification work may generally be due to customers waiting to see the final specifications of the new product, prior to initiating any custom modifications.

     We have relationships with third party integrators and consultants that contract either with us or directly with our customers for services and other integration needs. Our customer’s proportionate use of our services offerings or other third party integrators and consultants may cause our services revenue to vary independently of changes in license and maintenance revenue.

     Cost of Revenue

     Cost of license and maintenance revenue. Cost of license and maintenance revenue consists of fees for third party software products that are integrated into our products, third party license development costs, salaries and related expenses of our customer support organization, and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue decreased $0.1 million to $7.9 million for the three months ended September 30, 2004, from $8.0 million for the corresponding prior year period. This decrease is due to a $0.5 million decrease in employee and related expenses, which was partially offset by a $0.4 million increase in third party consulting costs. We primarily used third party consultant resources to complete our funded license projects. The decrease is also due to less funded research and development revenues recognized during the quarter, which is indicative of less funded research and development activity. Cost of license and maintenance revenue increased 16% to $25.9 million for the nine months ended September 30, 2004, from $22.3 million in the corresponding prior year period. The increase for the nine-months ended September 30, 2004 was due to a $6.8 million increase in third party consultant costs, which was partially offset by $1.9 million decrease in employee and related expenses and a $0.7 million decrease in non-cash purchased software amortization expenses. For the nine months ended September 30, 2004, funded license revenues increased, primarily due to higher levels of activity in the first and second quarter of 2004. To complete these funded research and development projects we primarily used third party consultants. We anticipate that we will continue the use of third party consultant resources to complete pending funded development contracts.

     Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization, cost of third parties contracted to provide consulting services to our customers, and an allocation of facilities and depreciation expense. Cost of services and other revenue decreased 18% and 6% to $11.8 million and $41.2 million for the three and nine months ended September 30, 2004 from $14.4 and $43.7 million for the corresponding prior year periods. The decrease for the three months ended September 30, 2004 was due to a $1.7 million decrease in third party consultant costs and a $0.9 million decrease in employee and related expenses. The decrease for the nine months ended September 30, 2004 was due to a $1.5 million decrease in third party consultant costs and a $1.3 million decrease in employee and related costs. The decrease in third party consultant costs and employee and related costs for the three and nine months ended September 30, 2004 is due to decreased levels of consulting and custom modification revenues. Additionally, third party consultants are used on an as needed basis depending on the availability and skills of internal resources and our ability to leverage our relationships with third party integrators. As a percentage of services and other revenue, cost of services and other revenue decreased to 69% and 70% for the three and nine-month period ended September 30, 2004 from 72% and 75%, respectively, in the corresponding prior year periods. Margins have improved in the current periods due to higher billing rates, when compared to the corresponding prior year periods and a larger proportion of the work is being completed by our employees, rather than with third party consultants. Average third party contractor costs are typically higher than internal employee costs.

     Operating Expenses

     Research and development. Research and development expenses, which are expensed as incurred, are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is determined after a working model has been completed. Our software research and development costs primarily relate to software development during the period prior to technological feasibility and are charged to operations as incurred. Research and development expenses consist primarily of salaries and related costs of our engineering organization, fees paid to third party consultants and an allocation of facilities and depreciation expenses. Research and development expenses decreased 29% and 20% to $8.2 and $27.1 million for the three and nine months ended September 30, 2004, respectively, from $11.5 and $33.8 million for the corresponding prior year periods. The decrease was primarily due to a $3.2 and $5.8 million decrease in third party consultant costs for the three and nine months ended September 30, 2004 and a $0.5 million decrease in employee and related expenses for the nine months ended September 30, 2004. The decrease in third party consultants was due to the completion of significant research and development projects during the second quarter of 2004. Additionally, most of the work related to Retek Xi, our new product offering released in September 2004, was completed by internal resources, rather than third party consultants. We anticipate research and development expenses to decrease in absolute dollars in future periods. If our internal resources are not sufficient to complete necessary development activities, we anticipate leveraging third party consultants to assist in development.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization, sales commissions, costs of marketing programs, including public relations, advertising, trade shows and sales collateral and an allocation of facilities and depreciation expenses. Sales and marketing expenses decreased 11% and 9% to $7.1 and $24.4 million for the three and nine months ended September 30, 2004, respectively, from $8.0 and $26.7 million for the corresponding prior year periods. The decrease for the three months ended September 30, 2004, was due to a $0.4 million decrease in employee and related costs and a $0.3 million decrease in corporate marketing expenses. The decrease in employee and related expenses was primarily due to lower salary expense and a decrease in corporate marketing was due to fewer expenses for trade shows and conferences. The decrease for the nine months ended September 30, 2004 was due to a $2.0 million decrease in pre-sales consulting expenses, a $0.8 million decrease in employee and related expenses, partially offset by a $0.7 million increase in corporate marketing expenses. Pre-sales consulting decreased due to higher pre-sales costs incurred in prior years to demonstrate the benefits derived from implementing our products to our potential customers. The decrease in employee and related expense was due to lower salary and commission expenses. The increase in corporate marketing expense was primarily due to costs incurred to update marketing materials and advertising to reflect our change to a solutions unit marketing strategy as well as an increase in costs due to a change in our lead generation methods. We anticipate that sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing organization in future periods.

     General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations, legal and other professional service fees and an allocation of facilities costs and depreciation expenses. General and administrative expenses decreased 17% and 33% to $2.8 and $7.9 million for the three and nine months ended September 30, 2004, from $3.3 and $11.7 million for the corresponding prior year periods. The decrease for the three months ended September 30, 2004 was due to a $0.2 million decrease in overhead and other allocations and a $0.2 million decrease in accelerated depreciation related to assets abandoned in connection with our restructuring efforts of 2002, which was partially offset by a $0.2 million increase in professional service fees. The decrease for the nine months ended September 30, 2004 was due to $1.9 million decrease in accelerated depreciation related to assets abandoned in connection with our restructuring efforts of 2002, a $1.3 million decrease in overhead and other allocations and a $1.2 million decrease in personnel and related costs, which was partially offset by a $1.2 million increase in professional service fees. Personnel and related costs decreased for the nine months ended September 30, 2004 due to the $0.7 million of CEO severance costs that were incurred during 2003, but not during 2004. We anticipate general and administrative expense levels will remain consistent with current levels in future quarters.

     Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles remained consistent for the three months ended September 30, 2004 at $1.6 million and decreased 6% to $4.7 million for the nine months ended September 30, 2004, from $5.0 million for the corresponding prior year period. The decrease was because certain intangible assets were fully amortized in 2003.

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

     We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. In the third quarter of 2003 we recorded a $0.1 million reduction to the estimated lease abandonment charges. The lease abandonment loss recorded in the fourth quarter of 2002 consisted of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. Lease terms of the leased space abandoned range from five to eleven years. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount is highly judgmental and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. We review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of September 30, 2004, the remaining accrual for lease obligations and terminations is $12.4 million.

     The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of September 30, 2004.

								Balance as
			Balance as of			Balance as of		of
	Restructuring	Cash	December 31,	Adjustments	Cash	December	Cash	Sept. 30,
	Charges	Usage	2002	to provision	Usage	31, 2003	Usage	2004
Lease obligations and terminations	$17,019	$—	$17,019	$(113)	$(2,432)	$14,474	$(2,029)	$12,445
Severance and related benefits	2,623	(940)	1,683	281	(1,964)	—	—	—

Total	$19,642	$(940)	$18,702	$168	$(4,396)	$14,474	$(2,029)	$12,445

     Related to the lease abandonment charge, we recorded $0.2 million and $1.9 million of accelerated depreciation on fixed assets abandoned in the three and nine-month periods ended September 30, 2003, which is recorded as general and administrative expense.

     Other income, net. Other income, net increased to $1.0 million for the three-month period ended September 30, 2004, from $0.3 million for the corresponding prior year period and remained consistent at approximately $1.1 million for the nine-month period ended September 30, 2004 and 2003. The increase for the three months ended September 30, 2004 was primarily due to a $0.5 million increase in foreign currency gains from a payment from a customer in UK Pounds.

     Income tax provision. The income tax provision for the three and nine-month periods ended September 30, 2004 and September 30, 2003 consist of income taxes payable in foreign jurisdictions as well as state income tax obligations.

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

Liquidity and Capital Resources

     At September 30, 2004, our balance of cash, cash equivalents and investments available for sale was $88.9 million, or a $5.3 million decrease from December 31, 2003. This decrease is due to a $11.0 million usage of cash from operations and $1.5 million of cash used for the purchase of fixed assets, which was partially offset by $5.1 million of cash provided by the issuance of common stock through the employee stock purchase plan and employee stock option exercises and $2.0 million received from a third party as part of a settlement relating to intellectual property previously licensed from that third party. Our cash requirements for servicing debt will be less than $0.1 million for the remainder of fiscal year 2004. Cash from operations is primarily the difference between cash payments from customers to us and payments we make to vendors and for internal expenses, primarily personnel and the related costs of our employees.

     Net cash used by operating activities was $11.0 million for the nine-month period ended September 30, 2004, compared to $2.7 million cash provided operating activities for the corresponding prior year period. Sources of cash for the nine-month period ended September 30, 2004 include, net income and operating cash flow adjustments for non-cash depreciation and amortization expense. Uses of cash for the nine-month period ended September 30, 2004 were due to increases in accounts receivable and decreases in accounts payable, accrued liabilities, accrued restructuring and deferred revenue. Accounts receivable increased $4.8 million primarily due to accounts receivable balances for several larger services projects, which typically have slower collection cycles than license revenue related receivables. Accounts payable decreased $5.6 million primarily due to payments to one large vendor. Accrued liabilities decreased $2.4 million due to lower deferred rent balances related to various lease obligations, lower foreign taxes payable due to timing of payments made, lower commissions payable and lower employee stock purchase plan withholdings. Accrued restructuring decreased $2.0 million due to cash payments made for various lease obligations. Deferred revenue balances decreased $10.1 million due to fewer revenue bookings made during the quarter and less cash collected on existing revenue bookings. Sources of cash for the nine-month period ended September 30, 2003 include, operating cash flow adjustments for depreciation and amortization expense, amortization of stock based compensation and bad debt provisions, as well as increases in accounts payable and decreases of accounts receivable and other assets. Uses of cash for the nine-month period ended September 30, 2003, were due to net losses and a decrease in accrued liabilities, accrued restructuring and deferred revenue. Accounts payable increased $4.1 million, primarily due to an increase in payables balances with two vendors. Accounts receivable decreased $9.1 million due to improved collection efforts. Other assets decreased $1.2 million primarily due to decreases in prepaid insurance and prepaid third party expenses, which was partially offset by an increase in prepaid expenses for conferences and an increase in foreign tax receivable balances. Accrued liabilities decreased $2.4 million due to lower deferred rent balances related to various lease obligations and a decrease in accrued losses on certain contracts, which was partially offset by an increase in accrued employee withholdings for the Employee Stock Purchase Plan. Accrued restructuring decreased $3.5 million primarily due to payments made to terminated employees, and for various lease obligations. Deferred revenue decreased $4.8 million due to fewer revenue bookings made during the period and less cash collected on existing revenue bookings.

     Net cash used by investing activities was $18.6 million for the nine-month period ended September 30, 2004 compared to $7.6 million provided by investing activities for the corresponding prior year period. Uses of cash for the nine months ended September 30, 2004 included purchases of available for sale investments and purchases of fixed assets. Sources of cash include a cash payment received from a third party as part of a settlement relating to intellectual property previously licensed from that third party. We purchase investments designed to protect our capital investment, primarily short-term investments that have a low risk of capital loss, such as U.S. government securities, major corporation commercial paper, money market securities and tax-exempt municipal securities. Our current investment mix has included more short-term instruments because we believe the difference between short term and long-term interest rates is not large enough to justify long term holding periods. The $7.6 million of cash provided by investing activities in the nine-month period ended September 30, 2003 resulted from our sale of $8.6 million of available for sale investments and the purchase of $0.9 million of property and equipment.

     Net cash provided by financing activities was $5.0 million for the nine-month period ended September 30, 2004, compared to $2.2 million provided by financing activities for the corresponding prior year period. Sources of cash were proceeds from the issuance of common stock for our employee stock purchase plan and employee stock option exercises.

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

     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There were no significant changes to our contractual obligations during the three or nine months ended September 30, 2004.

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

Interest Rate Risk

     The fair value of our cash, cash equivalents and investments available for sale at September 30, 2004 was $88.9 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

     Due to our small debt balance as of September 30, 2004 and because this debt has a fixed interest rate, a change in market interest rates would not materially affect our financial results.

	Expected Maturity Date
	2004	Total	Fair Value
	(US $ in thousands)
Liabilities:
Short Term Debt	$14	$14	$14
Interest Rate	7.0%

Foreign Currency Exchange Rate Risk

     We develop products in the United States and sell in North America, Australia, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only minimal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 21% and 28%

of our sales were denominated in currencies other than the U.S. dollar for the three and nine-month periods ended September 30, 2004, compared to 24% and 23% for the corresponding prior year periods, respectively.

Equity Price Risk

     We own several investments in the common stock of certain companies that we have entered into for strategic business purposes. As of September 30, 2004, we had substantially written off all of the value associated with our equity investments.

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

     On June 30, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a tentative settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of certain claims that we might have against our underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on our behalf and on behalf of the Individual Defendants. The settling parties presented the proposed Settlement to the Court on June 15, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to the Settlement’s terms on July 14, 2004. The Court is reviewing the matter and has had continued discussions with all of the parties on various matters relating to the proposed Settlement. The Court has not yet reached a decision regarding preliminary approval. There can be no assurance that it will approve the proposed Settlement.

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

Federal Litigation in the U.S. District Court for the District of Minnesota

     Between October 30, 2002 and December 8, 2002, several purported shareholder class action suits were filed in federal district court in Minnesota. The Court has not yet certified any class. The federal court in Minnesota appointed a lead plaintiff and lead plaintiff’s counsel on February 14, 2003 and consolidated the suits into one action. The consolidated complaint (the “Consolidated Complaint”) alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act against us and certain of our current and former officers and directors. Specifically, the Consolidated Complaint alleged that, among other things, between July 19, 2001 and July 8, 2002 (the “Class Period”), defendants made false and misleading statements and/or concealed material adverse facts from the market in press releases, presentations and SEC disclosures. The Consolidated Complaint alleged that our Company and the individual defendants misled the market with respect to, among other things our alliance with IBM, our ability to develop certain software, and our expectations regarding certain customer sales. Plaintiffs further alleged that defendants manipulated financial statements and failed to disclose problems with existing and potential customer deals, which led to the Company’s stock price being artificially inflated during the Class Period. The plaintiffs sought compensatory damages and other unspecified relief.

     On May 30, 2003, the Company and the individual defendants served a motion to dismiss the Consolidated Complaint. On March 30, 2004, the Court dismissed the Consolidated Complaint, granting the plaintiffs leave to amend. On May 21, 2004, plaintiffs filed an Amended Consolidated Complaint, which attempts to cure several of the deficiencies of the Consolidated Complaint. On July 21, 2004, the Company and the individual defendants served a motion to dismiss the Amended Consolidated Complaint, and the Company is currently awaiting a ruling from the Court on this motion.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS

     The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27.

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

Date: November 8, 2004

Index to Exhibits

Exhibit	Exhibit Descriptions	Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically