Form 10-K
period 2004-12-31
RETEK INC
filed 2005-03-14
CIK 1094360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock, par value $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     ☒
      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☒     No
      The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $343,237,635 as of June 30, 2004, based upon the closing price of $6.14 on the Nasdaq National Market reported on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.
      As of February 25, 2005, the number of shares of common stock outstanding was 56,117,640.

RETEK INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
      This Annual Report on Form 10-K contains forward-looking statements in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A — Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, among other things, the matters described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Impact Future Results of Operations.” There are a number of factors that could cause our results to differ materially from those indicated by such forward looking statements. These factors include those set forth in the section titled “Factors That May Impact Future Results of Operations.”
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

PART I
Item 1:     Business
General
      Retek (the “Company,” “we,” or “us”) is a leading provider of software solutions and services to the retail industry. We provide innovative technology solutions that help retailers create, manage and fulfill consumer demand. Our solutions and services have been developed specifically to meet the needs of the retail industry. We believe the processes and methodologies embedded in our solutions reflect the best retail practices of our customers and partners. By supporting core retail business processes, our solutions help retailers improve the efficiency of their operations and build stronger relationships with their customers.
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
      Our principal executive offices are located at 950 Nicollet Mall, 4th floor, Minneapolis, Minnesota 55403 and our telephone number is (612) 587-5000. Our common stock is listed on the Nasdaq National Market under the symbol “RETK.” We are a reporting company and file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy our SEC filings at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site located at http://www.sec.gov that contains reports, proxy statements and information statements of public reporting issuers, including us. Our web site is http://www.retek.com. All of our SEC filings are available free of charge on or through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our web site is not part of this Annual Report on Form 10-K.
      “Retek” is a trademark of Retek. All other trademarks or service marks appearing in this Annual Report on Form 10-K are trademarks or service marks of the respective companies that use them. Unless otherwise stated, the terms “Retek”, “we,” “our” or “us” used in this Annual Report on Form 10-K refer to Retek Inc. and its consolidated subsidiaries.
Retek’s Solutions
      Retailers face many challenges to be successful in today’s retailing environment. We have observed several trends as retailers seek to better serve their customers. Significant trends we have observed in retailers’ operations are their desire to:

•	understand customers better than anyone else and then tailor differentiated and superior offers to them;

•	shape, sense, and respond to customer demand and strengthen ties to store operations, actual costs, and the supply chain;

•	integrate the value chain from supplier to customer and implement lean retailing processes; and

•	integrate the channels, seamlessly connect the supply chain and enterprise, and optimize associates and customer experiences with enabling technology and efficient processes.
      The information technology (IT) organizations within these retailers are being called upon to:

•	respond with rapid implementations of targeted solutions that render the return on investment (ROI) the business demands; and

•	avoid a proliferation of technologies and complex integration.
      We have developed and deployed software solutions that enable retailers to manage virtually all of their operations. These solutions provide the scalable infrastructure to support high volume execution as well as independently deployable smart solutions that allow our clients to decipher their abundant data into information that renders high value business decisions. Key factors that we believe differentiate our software include:

•	Value — Our modular architecture helps retailers meet ROI objectives by allowing them to implement the most critical and valuable applications first. This modular architecture eliminates the need for large scale implementations and decreases migration path risk for the replacement of legacy systems.

•	Scientific — To help retailers make smarter and better decisions, we embed predictive and optimization technology into many solutions, including planning, assortments, allocation and replenishment. Our research labs have dedicated professionals focused on applying complex scientific solutions to retail challenges. This is embedded within our applications in a manner that enhances relevance to and adoption by business users.

•	Application Integration — By integrating our applications, we reduce the processing required to share data, enable real-time access to information where appropriate, and improve performance. Coupled with our modular architecture, the integration we deliver simplifies implementation project complexities and gives retailers the opportunity to select modules that can be implemented independently, in combination, or as a complete enterprise system.

•	Proven — We are a leading provider of retail infrastructure software and services. We understand the complex needs of retailers and have designed our solutions and integration approaches specifically for the retail industry.

•	Scalable — Our solutions are engineered to provide scalability to efficiently handle large volumes of transactions and users.
      Retek delivers solutions for today’s demanding retail environments by connecting every process from customer to supplier. Our comprehensive suite of end-to-end integrated retail solutions provides visibility across the entire enterprise, helping retailers offer customers appealing assortments, merchandise in-stock, compelling pricing and promotions, a convenient shopping experience and excellent service.
Strategy
      Our goal is to help our customers be the most successful retailers in the world. In pursuing this goal, we intend to maintain and expand our status as a leading provider of fully scalable, web-based software solutions for the retail industry. Key elements of our strategy include:

•	Increase our market share of retail packaged applications and services. We believe we can continue to build and expand our position of leadership within the retail packaged software applications market as the retail industry increasingly turns to packaged software applications as an alternative to expensive in-house and custom developed applications.

•	Provide high customer satisfaction. The retail industry is strongly influenced by formal and informal references. We believe we have the opportunity to expand market share by obtaining high levels of customer satisfaction for our current customers, thereby fostering strong customer references to support sales activities.

•	Provide tangible, measurable ROI (deliver value to our customers). We believe that maximizing our customers’ measurable ROI will help us compete in our market space and increase our market share.

•	Become the preferred application and technology architecture for the retail industry on a global basis. By leveraging both our success within the Tier 1 retail market and a renewed focus on retail’s mid-market, we believe we are uniquely positioned to become the preferred application and technology architecture provider for retail software and associated services. We believe our strong market share within the core backbone of a retailer’s application architecture can be leveraged to develop a leading technology and best in business standard.

Products
      Retek’s primary software solutions consist of eight integrated, but independently deployable groups of products:

Retek Merchandise Operations Management
      This set of solutions enables coordination of operations to maintain a single, comprehensive source of consistent and accurate data. We provide retailers with the tools necessary to offer consumers the right product, at the right place and time, in the right quantities and for the right price.
      Key business functions covered within the area of Retek Merchandise Operations Management include merchandise management, sales audit, rules based pricing, invoice matching, management of imports, and collaborative design and source.
      Solutions supporting these business processes include:

Retek Merchandising System — A flexible, proven and scalable foundation that records and controls virtually all data in the retail enterprise and ensures data integrity across all integrated systems. This system includes key functions such as foundation and item management, purchasing, costing, price execution, inventory management, inventory valuation and replenishment.

Retek Price Management — Provides a well-defined and efficient rules-based price change recommendation process that allows for aggregated permanent, promotion and clearance price change execution.

Retek Trade Management — Automates the international procurement process, linking partners in the supply chain and consolidating information as products move through the sourcing, buying and delivery processes.

Retek Invoice Matching — Supports efficient processes for verification of invoice accuracy and resolution of discrepancies prior to payment.

Retek Sales Audit — Evaluates point-of-sale data for accuracy and completeness, providing “a single version of the truth” across downstream systems. This highly configurable solution allows retailers to tailor the auditing process to their particular business needs.

Retek Design — Enables real-time, visual collaboration to support new product development.

Retek WebTrack — Links retailers and their trading partners via the Internet to collaboratively manage the process of sourcing goods.

Retek Store and Multi-Channel Retailing
      This solution set leverages a common Java-based, scalable and open architecture that is operating system and hardware independent to allow retailers to reduce store operation costs and improve customer service across selling channels.

      Key business functions covered within the area of Retek Store and Multi-Channel Retailing include point-of-sale, store labor management, store inventory management and multi-channel customer order management.
      Solutions supporting these business processes include:

Retek Point-of-Sale — In addition to the basic capabilities that handle customer transactions, Retek Point-of-Sale delivers store cash management, labor management, available biometric security, dynamic online help, deal pricing and coupons, tax exempt and VAT support, foreign tender and multi-language support, and electronic signature capture. The labor management capabilities include clock-in and clock-out, online time card auditing and optimal schedules based on required staff levels and employees’ availability

Retek Store Inventory Management — Provides instantaneous, real-time data communications between stores and the corporate office. This application supports store level activities such as item look-up, stock counts and transfers, which improves the accuracy of inventory information, in-store efficiency and sell-through.

Retek Multi-Channel Customer, Retek Multi-Channel Operations and Retek Multi-Channel Inventory — A comprehensive set of services that enable key business functions for multi-channel retailing, including customer profiling, order capture and management of direct-to-customer retail transactions such as multiple tenders, ship-to-locations and fulfillment sources. The services-based architecture provides a set of common business logic for incorporation into legacy order capture environments including web, call center and point-of-sale.

Retek Supply Chain Planning and Optimization
      This solution set unites planning functions with execution systems using optimization techniques to drive improvements in inventory turns and profitability. We provide sophisticated systems for accurately matching supply with demand specifically designed for large product assortments, multiple store and warehouse locations, complex vendor networks and high sales volume operating environments
      Key business functions covered within the area of Retek Supply Chain Planning and Optimization include replenishment planning, replenishment optimization, collaborative planning, forecasting and replenishment and collaborative inventory management.
      Solutions supporting these business processes include:

Retek Advanced Inventory Planning — Enables the creation of realistic, forward-looking, constraint based replenishment and allocation plans across the supply chain and converts these plans into orders, transfers, load builds and transportation schedules. It combines time-phased replenishment and allocation algorithms to produce an actionable receipt plan over time based on demand forecasts, replenishment parameters and inventory availability at the numerous points within the supply chain.

Retek Syncra Exchange — A web-based and collaborative solution, which supports standard best practices for Collaborative Planning, Forecasting and Replenishment (CPFR). This enables retailers to share sales trends and inventory information directly with suppliers.

Retek Co-Managed Inventory — A highly flexible, web-based planning engine that allows retailers and manufacturers to work together to improve order planning and delivery. The tool utilizes current inventory, safety stock, transit times and other supply chain data to plan future shipments, while allowing both retailers and manufacturers to contribute to the planning process.

Retek Inventory Optimization — Uses advanced forecasting and simulation techniques to determine the optimal parameters for a retailer’s supply chain. These parameters include vendor minimums, pack size, how often an item should be ordered and whether it should be stocked in a warehouse, cross-docked or shipped directly from a supplier. This solution is available as both a service and a product.

Retek Supply Chain Execution
      This solution set provides greater control over global supply chain management, including more efficient movement of goods, seamless coordination of multiple distribution centers and better utilization of labor. We provide real-time monitoring and analysis of inventory movement to eliminate “bottlenecks” and improve service levels, while lowering inventories and operating costs.
      Key business functions covered within the area of Retek Supply Chain Execution are warehouse and labor management.
      Solutions supporting these business processes include:

Retek Labor Management — Provides review and reporting capabilities to manage labor productivity and performance in the warehouse.

Retek Warehouse Management System — A best-of-breed warehouse management system that plans, manages and optimizes distribution center operations while extending execution capabilities across the supply chain to trading partners.

Retek Merchandise Planning and Optimization
      This group of solutions utilizes advanced technology to generate accurate forecasts of consumer demand, connect those forecasts to execution, and drive better in-season item management. Our approach creates a more planning-driven enterprise with sophisticated mathematical models and optimization routines that determine the best assortments, replenishment and markdown strategies and implements those strategies across multiple business functions.
      Key business functions covered within the area of Retek Merchandise Planning and Optimization include merchandise financial planning, assortment planning, item planning, promotion planning, markdown optimization, price optimization and assortment to space optimization.
      Solutions supporting these business processes include:

Retek Merchandise Financial Planning — Provides highly flexible financial product, channel and location planning with the ability to fully reconcile and approve plans.

Retek Item Planning — Provides full life cycle, item level planning capabilities to produce a bottom-up plan in support of, and in conjunction with, an overall financial plan.

Retek Assortment Management — Incorporates industry best practices to determine proper product mix through both category management assortment rationalization methodologies and traditional depth and breadth “wedge” planning. The assortment management process takes into account financial and space constraints as well as optimization routines to produce realistic assortment plans and space allocation recommendations based on customer demand and profit potential.

Retek Allocation — Supports the process of allocating products to individual stores and manages multiple types of allocation, ensuring the right quantity of product in the right location at the right time to maximize sales, profits and customer satisfaction.

Retek Promotion Planning — Manages the lifecycle of promotions and other special events that dramatically impact demand and improves the accuracy and efficiency of the promotions planning and execution process. Automates the promotion planning process to increase effectiveness, eliminate errors and reduce out-of-stocks.

Retek Markdown Optimization — Provides the timing of, and price recommendations for, first and further clearance markdowns within the boundaries of global and business specific rules to maximize revenue and profit.

Retek Regular Price Optimization — Leverages science to optimize prices for ‘everyday’ retail prices, driving sales and improving profits.

Retek Space Optimization — Provides optimal space, fixture and item on shelf space allocation recommendations based on business rules, forecasted demand and profit potential to maximize revenues and profit.

Retek Demand Planning
      This solution generates accurate forecast of consumer demand in order to improve virtually all planning and operational areas of the business. Forecast models help optimize the demand levers of assortment, price and promotion as well as manage the supply processes of allocation, replenishment and inventory flow.
      Key business functions included in Retek Demand Forecasting are statistical and causal demand forecasting.
      Solutions supporting these business processes include:

Retek Demand Forecasting — Utilizes advanced scientific formulas to produce highly accurate forecasts that can be used across the enterprise.

Retek Promotional Forecasting — Uses causal forecasting science to determine the stock keeping unit (SKU)/store demand lift based on any causal variable such as promotion price, placement or media.

Retek Enterprise Drivers
      These solutions support execution of business activities by bringing together significant data about demand levers and customer interactions.
      Key business functions included in Retek Enterprise Drivers are a single customer data repository across multiple touch points, as well as intelligent demand analysis.
      Solutions supporting these business processes include:

Retek Customer Insight and Intelligence — Creates a single data repository for all customer interactions across multiple touch points. Profiling tools identify customer clusters based on customer/retailer interactions, in addition to layered demographic information. This comprehensive customer data allows for better refinement in consumer centric demand management activities.

Retek Demand Management and Intelligence — Retek’s solutions collect and manage significant detail about demand history and historical demand influencers. Using Retek’s science-based modeling tools helps determine the most effective means to impact demand. When used across the retail enterprise, this intelligence can increase Gross Margin Return on Investment (GMROI), service levels and customer satisfaction.

Retek Enterprise Infrastructure
      Supports a retail enterprise with robust and scalable IT systems to quickly respond to changing consumer demands and to effectively plan and manage supply chains.
      Key applications and characteristics of Retek Enterprise Infrastructure include data warehousing, alerts and workflow, intuitive application usability, collaboration and integration.
      Solutions supporting these business processes include:

Retek Events and Intelligence — (Retek Active Retail Intelligence and Retek Data Warehouse) — Delivers tools to collect enterprise data, as well as provide analytics and work flow event management across systems. Retek’s single sign-on and portal-enabled applications fit within existing enterprise portals.

Retek Integration and Collaboration — (Retek Integration Solution and Retek Syncra Exchange) — Creates enterprise-wide visibility to plans and enables collaboration on decisions for all parties involved in trade transactions. Ensures that data is not only shared across internal systems, but is shared in an appropriate manner with external parties as well.

Retek In-a-Box
      The Retek In-a-Box is a solution set created for mid-market retailers, or retailers with annual revenues between $200 million and $3.0 billion. In comparison to larger retailers, many mid-market retailers operate with less employee and financial resources as well as higher product costs. To address this market, Retek In-a-Box offers a complete infrastructure for a retailer including software, hardware and implementation services from Retek and key partners. Retek In-a-Box includes applications that support the following functions:

•	Merchandising,

•	Point-of-Sale,

•	Store Inventory Management,

•	Sales Audit,

•	Invoice Matching,

•	Performance Reporting and Exception Management, and

•	Integration.
      The Retek In-the-Box solution set is meant to be an all inclusive offering that offers many of the same features of our regular Retek products, but bundled together for further simplified implementation, lower total cost of ownership and lower integration risks.
Retek Professional Services
      Retek Professional Services helps retailers and their integration partners implement Retek solutions rapidly and cost effectively. We offer a comprehensive range of services designed to address a retailer’s business and technical objectives, including consulting, training and custom modification and configuration services. Our services range from technical and implementation support to business benefit realization consulting, which assists retailers in utilizing our software solutions to optimize their potential benefits. Our professional services have the following attributes:

•	Consulting services consist primarily of business and technical implementation services and customization of our products for a customer’s specific needs. These services are customarily billed on a time and materials basis plus out-of-pocket expenses.

•	Business optimization services are provided for inventory and markdown optimization. These services are typically billed as time and material consulting engagements plus a fixed fee component for the data analysis and modeling efforts.

•	We provide a range of “service packs” and Fast Track implementation tools that aid customers in reducing the overall effort involved in an implementation by providing pre-configured templates and tool-kits. There is typically a flat fee associated with each service pack.

•	Additionally, we also provide a number of training programs. Courses cover topics such as technical architecture and development standards, and business use of the application functionality. Private courses are billed on a per class basis, while public courses are billed by participant.
Customers
      We market our software solutions primarily to retailers who sell to their customers through traditional retail stores, catalogs and/or internet storefronts. Historically, we have focused on organizations with gross sales in excess of $200 million a year. We market across all sectors of retailing, including fashion, department stores, catalog and consumer direct, specialty retailers, mass merchandise retailers and food, drug and convenience stores. During fiscal year 2004, we had one customer, Tesco PLC, who accounted for greater than 10% of total revenues.
Government Contracts
      No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.
Sales, Marketing and Distribution
      We market and sell our software solutions worldwide primarily through our direct sales force, and also through resellers and distributors. Our sales, marketing and distribution approaches are designed to help customers understand both the business and technical benefits of our software solutions. We conduct a variety of marketing programs worldwide to educate our target market, create awareness and generate leads for our solutions. To achieve these goals, we have engaged in marketing activities including direct mailings, print and online advertising campaigns and trade shows. These programs are targeted at key information technology executives and business users, as well as chief information officers and other senior executives. Revenue generated from our direct sales channel accounted for approximately 99%, 99% and 98% of our total revenue in 2004, 2003 and 2002, respectively.
      To date, we have not experienced difficulties in obtaining raw materials for the manufacture of our products. We had no material backlog of orders as of December 31, 2004. Revenues derived from and expenses associated with our business operations are not generally subject to seasonal fluctuations.
      Financial information concerning us for each of the three fiscal years ended December 31, 2004, 2003 and 2002, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of our consolidated revenue in any one of those periods and information with respect to our operations by geographic area, is set forth in the consolidated financial statements and the notes included in Item 15 of this Annual Report on Form 10-K beginning on page 55.
Research and Development
      Our research and development group has been a critical component of our overall success. As of December 31, 2004, our research and development group was comprised of 195 individuals in Minneapolis, Minnesota and Atlanta, Georgia. In addition, we continue to have close alliances with a number of consulting companies to provide additional staffing if required and to enhance our offshore capabilities. These relationships allow us to increase our development capacity as quickly as necessary to address new market and product demand.
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
      Research and development expenses were $34.2 million, $44.5 million and $47.2 million in the fiscal years 2004, 2003 and 2002, respectively. We believe that significant investments in research and development will be required in the future to remain competitive.
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
Proprietary Rights and Licensing
      Our success and ability to compete are in part dependent upon our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.
      We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our line of products to perform key functions. For example, we license the e*Gate enterprise application integration software from SeeBeyond Corporation, business intelligence software from MicroStrategy, Inc., operating reporting software from Business Objects, the Acumate component from Lucent Technologies and Wavelink Studio from Wavelink Corporation. These licenses are non-exclusive, worldwide and royalty-based. The royalties we paid SeeBeyond, MicroStrategy, Lucent and Wavelink under these licenses were, in each case, less than 5% of our total revenue in each of the 2004, 2003 and 2002 fiscal years. We also license and will continue to license certain products integral to our products and services from other third parties, including Accenture, IBM, Oracle Corp. and Sun Microsystems, Inc. If we are unable to continue any of theses licenses, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed and integrated into our current products. These delays, if they occur, could seriously harm our business.
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
Environmental Matters
      We are in substantial compliance with federal, state and local provisions that have been enacted or adopted relating to the protection of the environment. We do not expect that continued compliance with these provisions would have any material effect upon our capital expenditures, earnings or cash flows.
Employees
      At December 31, 2004, we had 531 employees based in North America, Europe, Asia and Australia. None of our employees are subject to a collective bargaining agreement, except that certain of our French employees are represented by a personal delegate. We believe we have good relations with our employees.
Item 2:     Property
      Our principal administrative, sales, marketing and research and development facility is in Minneapolis, Minnesota.
      We also have leased regional offices located in Atlanta, Georgia; Australia, France and the United Kingdom. Properties leased by us are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that our existing facilities are adequate for our current needs and future requirements.
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
      On June 30, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a tentative settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of certain claims that we might have against our underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on our behalf and on behalf of the Individual Defendants. The settling parties presented the proposed Settlement to the Court on June 15, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to the Settlement’s terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement by the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. A final hearing on the approval of the settlement is scheduled for mid March 2005.
      In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“Focus Cases”). Retek is not a Focus Case. On October 13, 2004, the Court certified classes in each of the six Focus Cases. The underwriter defendants have sought review of the Court’s decision. The Company, along with the other non-Focus Case issuer defendants, has not participated in the class certification phase. There can be no assurance that the Court will grant final approval of the proposed Settlement.
      We believe that the Company and the Individual Defendants have meritorious defenses to the claims made in the complaint and, if the Settlement is not approved by the Court, we intend to contest the lawsuit vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.

Federal Litigation in the U.S. District Court for the District of Minnesota
      Between October 30, 2002 and December 12, 2002, Retek was named in six substantially similar federal securities class action complaints filed in the United States District Court for the District of Minnesota.
      Thereafter, the plaintiffs voluntarily dismissed one of the complaints without prejudice, and the Court consolidated the other five actions into a single proceeding before Judge John R. Tunheim. The consolidated action is styled In re Retek Inc. Securities Litigation, Case No. CV 02-4209 JRT/ SRN. On

February 20, 2003, the Court appointed as co-lead plaintiff in the consolidated proceedings: (1) the Louisiana Municipal Police Employees’ Retirement System (“LMPERS”); and (2) Mr. Steven B. Paradis. The appointed lead plaintiffs served a consolidated complaint on or about April 15, 2003. On May 30, 2003, Retek and the individual defendants served a motion to dismiss the consolidated complaint. The Court heard oral argument on this motion on January 27, 2004. On March 30, 2004, the Court granted defendants’ motion to dismiss the consolidated complaint, with leave to file an amended consolidated complaint. Thereafter, plaintiffs filed an amended consolidated complaint and defendants filed a motion to dismiss the amended consolidated complaint. On September 28, 2004, the Court heard oral arguments on the motion to dismiss. On March 7, 2005, the Court issued an order granting in part and denying in part defendants’ motion to dismiss the amended consolidated complaint. As a result of the Court’s Order, co-lead plaintiffs may pursue some of their allegations, while others have been dismissed.
      We believe that the Company and the Individual Defendants have meritorious defenses to the remaining claims made in the complaint and we intend to contest the lawsuit vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.

State Derivative Litigation in the State of Minnesota, District Court, Hennepin County
      In addition to the above federal litigation, On December 20, 2002, Retek was served as nominal defendant with two similar state derivative complaints filed in the Minnesota District Court for the County of Hennepin. These derivative actions are: Gregory Steffen, Derivatively on Behalf of Retek Inc. v. John Buchanan, et al. (Minn. Fourth Dist. Ct., Dec. 2002) and Barbara McGraw, Derivatively on Behalf of Retek Inc. v. John Buchanan, et al. (Minn. Fourth Dist. Ct. Dec. 2002). On March 18, 2003, the Hennepin County District Court consolidated the derivative actions into a single proceeding under case number 02-21394 before Judge Steven Z. Lange. On December 1, 2003, the derivative proceedings were transferred to the docket of Judge Isabel Gomez. To date, the derivative plaintiffs have not yet filed a consolidated complaint, and the derivative plaintiffs have consented to the placing of the consolidated lawsuit on the Court’s formal “inactive” docket. The case remains on the Court’s “inactive” docket as of the date of this filing.

Litigation Relating to Proposed Transaction With SAP America, Inc.
      On or about March 1, 2005, a stockholder initiated a purported class action lawsuit against our directors in state court in Hennepin County, Minnesota, titled Braverman v. Leestma et al. The action is brought by an individual stockholder named Ira Braverman purportedly on behalf of all of our stockholders. We are not named as a defendant in this action. The complaint alleges that the defendants breached their fiduciary duties to our stockholders in connection with the negotiation and approval of the merger agreement we entered into with SAP America, Inc. The plaintiff seeks, among other relief, an injunction preventing the consummation of the merger, rescission of the merger to the extent already implemented, and an award of attorneys’ fees. The plaintiff in this matter is not at this time seeking money damages.
      On or about March 2, 2005, a second purported class action was initiated against our company and our directors also in state court in Hennepin County, Minnesota, entitled Blakstad v. Retek, Inc. et al. The action is brought by an individual stockholder named Don Blakstad purportedly on behalf of our stockholders. The complaint alleges that the defendants breached their fiduciary duties to our stockholders in connection with the negotiation and approval of the merger agreement with SAP America, Inc. The plaintiff seeks among other relief, an injunction preventing the consummation of the merger, rescission of the merger to the extent already implemented, and an award of attorneys’ fees. The plaintiff in this matter is not at this time seeking money damages.

Legal Proceedings that Arise in the Ordinary Course of Business
      In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters will not have a material impact on our financial position, results of operations or cash flows.

Item 4:	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.
PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Shares of our common stock are traded on the Nasdaq National Market under the symbol “RETK”.
      The following table shows the high and low sales price for shares of our common stock for the periods indicated:

	High	Low

2004:
First Quarter	$11.99	$6.57
Second Quarter	$8.35	$5.28
Third Quarter	$6.15	$3.40
Fourth Quarter	$6.86	$4.42
2003:
First Quarter	$6.17	$2.62
Second Quarter	$8.50	$5.02
Third Quarter	$7.89	$6.00
Fourth Quarter	$11.49	$6.75
      On February 25, 2005, the last reported sale price for shares of our common stock on the Nasdaq National Market was $6.00 per share.
      There were approximately 174 holders of record of our common stock as of February 25, 2005.
      We did not make any purchases of our equity securities during the fourth quarter of the fiscal year ended December 31, 2004.
Equity Compensation Plan Information

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding	outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights as of	and rights as of	reflected in column (a))
	December 31, 2004	December 31, 2004	as of December 31, 2004
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,825,637	$10.06	5,160,171
Equity compensation plans not approved by security holders	—	—	—
Total	9,825,637	$10.06	5,160,171

      We have not paid or declared any dividends on our common stock since inception and we anticipate that our future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our general financial condition and general business conditions. Our line of credit agreement prohibits the payment of dividends without the bank’s prior written consent.

Item 6:	Selected Consolidated Financial Data
      The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	Year Ended December 31,

	2004	2003	2002	2001	2000

		(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$174,235	$168,329	$191,832	$179,474	$91,957
Gross profit	89,693	79,657	107,299	104,449	38,212
Operating income (loss)	6,507	(20,227)	(46,742)	(23,319)	(65,598)
Net income (loss)	7,044	(20,533)	(123,583)	(14,310)	(42,905)
Basic net income (loss) per common share	$0.13	$(0.38)	$(2.35)	$(0.29)	$(0.91)
Diluted net income (loss) per common share	0.12	$(0.38)	$(2.35)	$(0.29)	$(0.91)
Cash dividend declared per common share	—	—	—	—	—

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,599	$54,275	$56,464	$70,166	$31,058
Working capital	69,952	69,104	46,857	59,309	35,069
Total assets	172,535	178,229	198,567	299,370	195,183
Payable to HNC Software Inc.	—	—	—	—	598
Debt obligations	—	78	159	236	453
Total stockholders’ equity	102,698	88,911	101,448	203,523	124,595

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      We generate revenue from the sale of software licenses, maintenance and support contracts, professional consulting and contract development services. Until the fourth quarter of 1999, we generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. We revised the terms of our software licensing agreements for a substantial portion of our license revenues. Under these revised terms, we provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period the technical advisory services are performed if all other criteria for recognition of revenue are met (in other words, if there is evidence of an arrangement, fees are fixed or determinable and collection is probable). These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. Deferred revenue consists principally of the unrecognized portion of amounts received under license and maintenance service agreements. Deferred license revenue is recognized ratably over the technical advisory period (if applicable), on a percentage of completion basis, or is recognized when all criteria for recognition of revenue are met based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.
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
      The consolidated financial statements and related financial data for the year ended December 31, 2004 included in this Annual Report on Form 10-K reflect a $1.3 million arbitration award made on March 10, 2005 to one of our customers in connection with a dispute regarding the level of fees for services and continuance of maintenance. The adjustment caused by this award to the preliminary financial results reported in our press release issued on January 27, 2005 was partially offset by a $114,000 reduction in our accrual for bonuses. The effect of these adjustments was to reduce net income by $1,172,000 relative the net income reported in our January 27, 2005 press release.
Significant Trends and Developments in our Business
      Economic Conditions in the Retail Industry. We have faced new challenges as the result of weakened worldwide economic conditions and geopolitical events. We believe that these global conditions have resulted in substantial reductions in information technology spending by our customers and potential customers, and have delayed the closing of some software license transactions. Weakened global conditions have in the past, and may in the future, lengthen our selling cycles and negatively impact our business, operating results and financial condition.
      New Products and Markets. Our customers have indicated to us the importance of good information technology solutions at the retail store level and in the supply chain because store operations are the largest component of operating expenses incurred by retailers. In 2002, we acquired substantially all of the technology of Chelsea Market Systems, LLC (“Chelsea”), which included a point-of-sale software solution. With this acquisition, we acquired a point-of-sale solution that, when combined with our existing product suite, allows us to better address our customers’ technology requirements in the store. In November 2004, we acquired certain assets and the related liabilities of Syncra Systems, Inc. (“Syncra”). The acquisition of Syncra extends the reach of our suite of supply chain management solutions, allowing retailers to incorporate the insights of their suppliers to create better plans and forecasts and more effectively respond to changing conditions. Also, at the end of the third quarter 2004, we introduced our

Retek Xi solution, which is designed to make our products work together more effectively, and therefore increase their value to customers and potential customers.
      We are continuing to focus on the “Tier 1” retail market, but in 2002 and continuing in 2003, we also increased our sales and marketing efforts in the mid-market. We consider the Tier 1 retail market to be retail companies with annual revenues in excess of $3 billion and the mid-market to be retail companies with annual revenues from $200 million to $3 billion. We have recently experienced increased sales activity in the mid-market that we would expect to continue to contribute to revenue in future periods. We believe that our new store offerings have contributed to the increase in sales activity in the mid or “Tier 2” market.
      Mix of Domestic and International Business. Revenue attributable to customers outside of North America accounted for approximately 35%, 35% and 36% of our total revenues in 2004, 2003 and 2002, respectively. We believe that this level of international sales is a result of investments we have made in our sales and marketing presence in Europe and Asia, as well as a growing acceptance of packaged software solutions by retailers outside of North America. Although we cannot be certain that the percentage of our sales derived from international customers will continue at recent levels, we believe that our investments in international sales and marketing strengthen our competitive position in these markets.
      Growth in our Customer Base. We believe that the growth of our customer base is primarily attributable to our increased market penetration and the breadth of our solution suite. Our investments in research and development, and acquisitions and alliances have helped us bring these new software solutions to the market. Most recently, our acquisition of substantially all of the technology of Chelsea is an example of the acquisition of a new product offering that has expanded our market opportunity, with the offering of a point-of-sale solution based upon an easy-to-use Java architecture. Although we also intend to expand the number of solutions sold to existing customers, we expect our product expansion and sales and marketing efforts to result in continued growth in our customer base.
      Customer Funded Product Development. On an on-going basis, we undertake new product development work that is funded by one or more of our customers. This gives us an opportunity to incorporate “real world” best business practices into a product that we are able to sell to existing customers and prospects as soon as it is completed. We have developed several products in this way and expect we will continue to use this method to expand and enhance our product set.
Development Relationship with Accenture
      On February 6, 2003, we entered into several additional long-term agreements with Accenture. Under these agreements Accenture agreed to provide us with a portion of our required development resources to make custom modifications of our software and to develop software that is funded by customers. Additionally, Accenture hired the employees in our training, translation and documentation departments and agreed to provide resources to us in these areas as an outsourcing partner. In order to obtain competitive rates, we have agreed to utilize a certain minimum number of annual development days of Accenture resources. Our minimum payments to Accenture under these agreements in 2005 are $1.0 million. We entered into these agreements to manage the variability in the demand for services and to enhance our ability to provide solutions to customers at competitive rates.
      In September 2004, Accenture agreed to the return of rights to certain intellectual property that we had purchased from them in 2001. As consideration for this, we received $2.0 million in cash and service credits of $2.5 million that was applied against service invoices in the fourth quarter of 2004. The agreement resulted in a $4.5 million reduction in the carrying value of our intangible assets.
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
      We recognize software license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed or determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence of fair value (“VSOE”) exists for the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. In arrangements where we do not have VSOE for all elements and we are not selling technical advisory services, we follow the residual method. For a substantial portion of our software license products sold, we provide technical advisory services after the delivery of our products to help our customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period that the technical advisory services are performed using the percentage of completion method if all other criteria for recognition of revenue are met (in other words, if there is evidence of an arrangement, fees are fixed or determinable and collection is probable). These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. For sales made through distributors, resellers and original equipment manufacturers we recognize revenue at the time these partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met. Maintenance revenue is deferred and recognized ratably over the maintenance period. Service revenue, including consulting and training services, is recognized as services are performed. Consulting services are customarily billed at a fixed daily rate plus out-of-pocket expenses.
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

Deferred Tax Assets
      As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items such as deferred revenue for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that it is more likely than not that we will not realize the potential tax benefits, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.
      Significant management judgment is required in determining whether any valuation allowance should be recorded against our net deferred tax asset. During the three months ended September 30, 2002, we determined that it was appropriate to record a full valuation allowance for our deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of revenue decreases in the third quarter of 2002, our operating losses for the three and nine months ended September 30, 2002, our expectation of a significant loss for the full year 2002 and the added uncertainty of the market in which we operate. As of December 31, 2004, we have recorded a valuation allowance against our deferred tax assets of $114.2 million. Although we have generated operating profits in 2004, we expect to continue to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to evaluate the need for a full valuation allowance, which will involve substantial management judgment. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income subject to certain limitations of the internal revenue code. At such time that we determine that some or all of our valuation allowance should be reversed, we would record an income tax benefit as well as an increase in additional paid-in-capital.

Allowance for Doubtful Accounts
      Our software license and installation agreements and commercial development contracts are primarily with large customers in the retail industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2004 and 2003, we had an allowance for doubtful accounts of $1.5 million and $3.5 million, respectively.

Valuation of Long-Lived and Intangible Assets and Goodwill
      We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
      When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based on projected future cash flows on an undiscounted basis, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The aggregate value of our net property and equipment and net intangible assets was $19.1 million and $30.4 million as of December 31, 2004 and 2003, respectively.
      Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including in process research and development, of acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest an impairment may exist. The test for impairment requires us to make several estimates about fair value, most of which are based on projected discounted future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected discounted future cash flows. Goodwill was $13.8 million as of both December 31, 2004 and 2003.

Accrued Restructuring Costs
      In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space that we occupy.
      We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002. We recorded a $0.1 million and a $0.6 million reduction to the estimated lease abandonment charges in the third quarter of 2003 and the fourth quarter of 2004, respectively. At December 31, 2004, the remaining accrual for lease obligations was $11.1 million which consisted of the payments to be made for the remaining lease term of the abandoned space net of estimated sublease income of $6.0 million. All space abandoned at our corporate headquarters has been leased to subtenants for the balance of the lease term which expires March 31, 2014. However, one subtenant has the right to terminate the sublease in 2009. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount requires judgment and includes assumptions regarding the periods of sublease, additional rents due under the base lease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates.
Results of Operations

Understanding Our Major Revenues and Expenses

Revenues
      We record revenues for the sale of software licenses, maintenance and services. License revenues are recognized by one of four methods based on the elements of the arrangement and contract terms:

1.	On a percentage of completion basis where revenue is recognized over the technical advisory service period,

2.	On a percentage of completion basis where revenue is recognized as consulting services essential to the functionality are performed,

3.	Over the term of the license where the software is not purchased on a perpetual basis, or

4.	Upon delivery.
      Software licenses are frequently sold with technical advisory services and revenues are recognized over the period during which the technical advisory services are provided. For example, a $7.5 million license contract to be completed ratably over the technical advisory services period of fifteen months would be recognized at a rate of $0.5 million per month over the period of the technical advisory services. If that same $7.5 million license contract was recognized using the percentage of completion method on other than a ratable basis, the amount of revenue would be based on how much of the work was completed in the applicable reporting period. Thus, if 20% of the total estimated work was completed during the reporting period, $1.5 million would be recognized as revenue. A $7.5 million license contract with a 15 month term where revenue is recognized over the term of the license would be recognized at a rate of $0.5 million per month over the license term. If the contract were recognized upon delivery, $7.5 million would all be recognized during the reporting period.
      Fluctuations in license revenues between periods whether increasing or decreasing are influenced by the following factors:

1.	The length of the technical advisory service periods. Technical advisory periods generally run from 12 to 24 months depending on the goals of the customer. If a license contract has a shorter advisory period, the amount of revenue recognized will be higher on a monthly basis, whereas if the technical advisory period is longer, the amount of license revenue recognized on a monthly basis will be less.

2.	Increases or decreases in license revenue may be dependent upon the number of license contracts being recognized. Because we recognize revenue in monthly amounts over a period of time there are “layers” of revenue being recognized. Thus, an increase or decrease in revenues is not only dependent upon the size of the contracts but the number of contracts concurrently being recognized. Fluctuations in our revenues may result from the rate at which we add more contracts, or “layers” of revenue, as others are taken away when they become fully recognized.

3.	Timing of contract consummation. Depending on when a contract is consummated, it may not have an impact on the reported period’s results. Many of our contracts are consummated in the last month of the quarter. Thus, major contracts may not impact reported revenues during the period in which they are consummated.

4.	The mix of license revenues recognized upon delivery or a percentage of completion basis may impact our revenues. If proportionately more contracts are consummated without technical advisory services or other significant consulting services, this may materially affect our revenue recognition during the quarter. In the case of recognition based on delivery, this may materially increase the period revenues. An increase in percent complete license revenues would cause revenues to fluctuate depending on the amount of work that could be completed on those projects. If there is a shift in license contracts that adds proportionately more or less percent complete arrangements or more or less software revenues that are recognized upon delivery, revenue streams may be materially affected both in the current period and in the outlook of the future periods.

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

Expenses
      Employee and related costs represent our largest expense and software engineers represent the largest segment of our employees. We manage our software engineers as a resource pool to be applied against the demands of our business. Software engineers have many differing skills and expertise that create sub-sets within this resource pool. Software engineers work in many different capacities within our organization and therefore associated costs are included in several operating expense categories in our Statement of Operations including:

•	Cost of License and Maintenance,

•	Cost of Services and Other,

•	Research and Development and

•	Sales and Marketing.
      We assign software engineers in our resource pool to projects across the organization based on demand. As a result, the number of software engineers working on a license and maintenance project may quickly change based on the individual project needs. We may have a reduction in the total number of software engineers during a period, but personnel and related expenses for a certain operating expense category may increase because the remaining software engineers work on projects based on need and demand. Projects are assigned to a Statement of Operations operating expense category based on the type of project involved.
      Another significant expense is third party consultant costs. Generally, third party consultants are software engineers utilized in addition to, or in place of, our employee software engineers. Third party consultants are used on an as-needed basis depending on the availability and skills of internal resources and our ability to leverage our relationships with third party integrators. Third party consultants offer flexibility to meet our programming needs without increasing fixed costs.

          Key Performance Indicators
      Our management reviews and analyzes several key performance indicators to manage our business and assess our success in the marketplace. These key indicators include:

•	Revenue, which is an overall indicator of business growth.

•	Gross profit, which is an indicator of a mix of license, maintenance, services and other revenues, competitive pressures and the efficiency of our sales delivery.

•	Operating cash flow, which is an indicator of our ability to generate cash to fund future operations.

•	Deferred revenue, which is an indicator of our ability to collect cash on revenue streams to be recognized in future periods.

•	Accounts receivable ratio of quarterly days sales outstanding, which indicates our ability to collect cash from our customers.

•	Non-GAAP operational income and non-GAAP operational income per share, which indicates the growth of our business excluding certain non-cash charges. Operational income has been adjusted to exclude the effects of non-cash expenses for stock-based compensation, amortization of intangibles, accelerated depreciation and non-operational accrual adjustments. We believe operational income per share provides useful information to investors regarding certain additional financial and business trends relating to our financial condition and results of operations.

      The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

	As a Percentage of
	Total Revenue Year
	Ended December 31,

	2004	2003	2002

Revenue:
License	34%	36%	53%
Maintenance	22	18	16

Total license and maintenance	56	54	69
Services and other	44	46	31

Total revenue	100	100	100

Cost of revenue:
License	9	11	17
Maintenance	10	7	4

Total license and maintenance cost of revenue	19	18	21
Services and other	30	34	23

Total cost of revenue	49	53	44

Gross margin	51	47	56
Operating expenses:
Research and development	19	26	25
Sales and marketing	18	20	27
General and administrative	7	9	10
Acquisition related amortization of intangibles	3	4	5
Impairment of intangible asset	—	—	4
Restructuring expense	—	—	10

Total operating expenses	47	59	80

Operating income ( loss)	4	(12)	(24)
Other income, net	1	1	1

Income (loss) before income tax provision	5	(11)	(23)
Income tax provision	1	1	41

Net income ( loss)	4%	(12)%	(64)%

Cost of license and maintenance revenue, as a percentage of license and maintenance revenue	33%	34%	30%
Cost of services and other revenue, as a percentage of services and other revenue	68%	74%	75%
     Years Ended December 31, 2004, 2003 and 2002
          Revenue
      Total revenue. Total revenue increased 4% to $174.2 million in 2004 compared to 2003 after decreasing 12% to $168.3 million in 2003 from $191.8 million in 2002. The increase in total revenue in 2004 was due to increased license and maintenance revenue partially offset by a small decrease in service revenue. Total revenue in 2003 decreased primarily due to a drop in license revenue, which was partially offset by an increase in service revenues.

      License and maintenance revenue. License and maintenance revenue increased 8% to $97.6 million in 2004 when compared to 2003 and decreased 32% to $90.2 million in 2003 from $132.6 million in 2002. The increase in 2004 compared to 2003 was due to an $8.8 million increase in maintenance revenue partially offset by a $1.4 million decrease in license revenue. Maintenance revenues increased primarily due to the addition of three new large maintenance customers. License revenues decreased during 2004 primarily due to a decrease in revenues from contracts signed in previous quarters for which technical advisory service periods continued into the next year. In addition, as we sell additional products into our existing customer base, we receive incrementally more maintenance revenues from our existing customers to support the additional products purchased. License revenue decreased $41.5 million in 2003 compared to 2002 due to a slowdown in the U.S. and world economies and the more deliberate evaluation of software solutions by our potential customers, which extended the sales cycle. Maintenance revenues decreased $0.9 million in 2003 to $30.3 million. The decrease was primarily due to one customer not renewing their maintenance agreement because the customer made a strategic decision to outsource all IT functions to a third party provider. This customer subsequently renewed their maintenance contract in 2004. This decrease was partially offset by our increasing base of customers that purchase software maintenance from us.
      Services and other revenue. Services and other revenue decreased $1.5 million to $76.7 million in 2004 compared to 2003 and increased 32% to $78.1 million in 2003 from $59.2 million in 2002. A $2.6 million decrease in custom modifications projects and a $1.0 million decrease in equipment sales in 2004 were partially offset by a $2.1 million increase in revenue from consulting services projects compared to 2003. Custom modifications decreased during 2004 due to several projects being completed during the first quarter of 2004 and due to the release of Retek Xi. Generally, the levels of custom modifications decrease prior to and shortly after the release of a new product. This decrease in custom modification work may generally be due to customers waiting to see the final specifications of the new product, prior to initiating any custom modifications. For 2003, the increase in services and other revenue as compared to 2002 was directly related to our increasing customer base and the demand by retailers to customize functionality in our software to their operating needs.
      We have relationships with third party integrators and consultants that contract either with us or directly with our customers for services and other integration needs. Our customer’s proportionate use of our service offerings or other third party integrators and consultants may cause our services revenue to vary independently of changes in license and maintenance revenue.
          Cost of Revenue
      Cost of license and maintenance revenue. Cost of license and maintenance revenue consists of fees for third party software products that are integrated into our products, third party license development costs, salaries and related expenses of our customer support organization and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue increased 4% to $32.4 million in 2004 and decreased 23% to $31.0 million in 2003 from $40.1 million in 2002. The increase in 2004 compared to 2003 was due to a $5.1 million increase in third party consultant costs, which was partially offset by $3.9 million decrease in employee and related expenses and a $0.6 million decrease in non-cash purchased software amortization expenses. We primarily used third party consultants to complete the increased level of funded license revenues. We anticipate that we will continue the use of third party consultant resources to complete pending funded development contracts. Non-cash amortization decreased in 2004, primarily because several intangible assets were fully amortized in 2003. The decrease in cost of license and maintenance revenue in 2003 was due to a $6.1 million decrease in third party consultant costs, a $1.7 million decrease in non-cash amortization and a $0.9 million decrease in overhead allocation. Third party consultants were used in 2002 to help with several funded development contracts that were mostly completed during 2002. Non-cash amortization decreased in 2003 because several intangible assets were fully amortized in 2002. Overhead costs decreased due to our restructuring efforts and abandoned lease space in 2002. As a result, there is now less rent expense allocated to cost of revenue. As a percentage of license and maintenance revenue, cost of license and maintenance revenue decreased to 33% in 2004 from

34% in 2003 and 30% in 2002. This is due to both the amount and proportion of funded development and maintenance revenues as compared to total license and maintenance revenues in 2003. The increase in percentage costs of license and maintenance revenues for 2003 is due to an increase in funded development projects which have lower margins than license revenues. Additionally, funded development revenues represent a larger proportion of total license and maintenance revenues over the prior year. In addition, maintenance revenues in 2003 represented a larger proportion of total license and maintenance revenues compared to 2002.
      Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization, cost of third parties contracted to provide consulting services to our customers and an allocation of facilities and depreciation expense. Cost of services and other revenue decreased 10% in 2004 when compared to 2003 to $52.1 million in 2004 and increased 30% to $57.6 million in 2003 from $44.5 million in 2002. The decrease in 2004 was due to a $4.6 million decrease in third party consultant costs and a $1.1 million decrease in employee and related costs. The decrease in third party consultant costs and employee and related costs was due to decreased levels of custom modification revenues. Additionally, third party consultants are used on an as needed basis depending on the availability and skills of internal resources and our ability to leverage our relationships with third party integrators. As a percentage of services and other revenue, cost of services and other revenue decreased to 68% in 2004 from 74% in 2003 and 75% in 2002. Margins have improved due to higher billing rates, when compared to the corresponding prior year periods and because a larger proportion of the work is being completed by our employees, rather than with third party consultants. Average third party contractor costs are typically higher than internal employee costs.
          Operating Expenses
      Research and development. Research and development expenses, which are required to be expensed until the point that technological feasibility of the software is established, were all expensed as incurred during 2004, 2003 and 2002. Technological feasibility is determined after a working model has been completed. Our software research and development costs primarily relate to software development during the period prior to technological feasibility and are charged to operations as incurred. Research and development expenses consist primarily of salaries and related costs of our engineering organization, fees paid to third party consultants and an allocation of facilities and depreciation expenses. Research and development expenses decreased 23% in 2004 when compared to 2003 to $34.2 million in 2004 and decreased 6% to $44.5 million in 2003 from $47.2 million in 2002. The decrease in 2004 compared to 2003 was primarily due to an $8.5 million decrease in third party consultant costs and a $1.1 million decrease in employee and related expenses. The decrease in third party consultants was due to the completion of significant research and development projects during the second quarter of 2004. Additionally, most of the work related to Retek Xi, our new product offering released in September 2004, was completed by internal resources, rather than by third party consultants. We use third party consultants on an as needed basis, in particular if our internal resources are not sufficient to complete the necessary development activities. We anticipate leveraging third party consultants in the future to assist in certain development activities. The decrease in research and development expenses in 2003 compared to 2002 was due to a $4.9 million decrease in personnel and related expenses, a $0.9 million decrease in non-cash compensation expenses and a $0.3 million decrease in employee development expenses, which were partially offset by a $3.6 million increase in third party consultant costs. The decrease in personnel and related costs was due to our restructuring efforts initiated in 2002. Non-cash charges decreased because the deferred stock based compensation related to certain stock option grants were fully amortized in 2003. The increase in third party consultant costs for 2003 was due to our need to staff certain development projects that could not be staffed internally. We anticipate research and development expenses to remain fairly constant with fourth quarter levels resulting in a decrease in absolute dollars for the full year in 2005. If our internal resources are not sufficient to complete necessary development activities, we anticipate leveraging third party consultants to assist in development.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization, sales commissions, costs of marketing programs including public relations, advertising, trade shows and sales collateral and an allocation of facilities and depreciation expenses. Sales and marketing expenses decreased 7% in 2004 when compared to 2003, to $31.5 million in 2004 and decreased 35% to $33.7 million in 2003 from $51.5 million in 2002. The decrease in 2004 compared to 2003 was primarily due to a $2.3 million decrease in pre-sales consulting expenses, a $0.4 million decrease in employee and related expenses, partially offset by a $0.8 million increase in corporate marketing expenses. Pre-sales consulting decreased due to higher pre-sales costs incurred in prior years to demonstrate the benefits derived from implementing our products to our potential customers. The decrease in employee and related expense was due to lower salary and commission expenses. The increase in corporate marketing expense was primarily due to costs incurred to update marketing materials and advertising to reflect our change to a solutions unit marketing strategy as well as an increase in costs due to a change in our lead generation methods. The decrease in sales and marketing expense in 2003 compared to 2002 was due to a $9.9 million decrease in employee and related costs, a $4.5 million decrease in direct allocation depreciation, a $1.0 million decrease in overhead allocation, a $1.0 million decrease in corporate marketing, a $0.4 decrease in recruiting and a $.0.3 million decrease in non-cash compensation. The decrease in personnel and related costs as well as overhead allocation was due to our restructuring efforts initiated in 2002. We had fewer personnel and lower total overhead costs. This decrease in personnel also affected our recruiting programs as we had fewer employee hires in 2003. The decrease in direct allocation depreciation was due to an asset that was fully depreciated as of December 31, 2002; therefore, no such costs were recognized in 2003. Corporate marketing expenditures decreased as we re-evaluated and subsequently discontinued certain marketing programs. Non-cash charges decreased because the deferred stock based compensation related to certain stock option grants was fully amortized in 2003. We anticipate that sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing organization in future periods.
      General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations, legal and other professional service fees and an allocation of facilities costs and depreciation expenses. General and administrative expenses decreased 17% in 2004 when compared to 2003 to $12.4 million in 2004 and decreased 18% to $14.9 million in 2003 from $18.3 million in 2002. The decrease in 2004 compared to 2003 was primarily due to a $1.9 million decrease in accelerated depreciation related to assets abandoned in connection with our restructuring efforts, a $0.9 million decrease in overhead and other allocations and a $1.8 million decrease in personnel and related costs, which was partially offset by a $1.3 million arbitration award to a customer and a $1.4 million increase in professional service fees due to Sarbanes-Oxley compliance and other legal, tax and audit fee increases. Personnel and related costs decreased in 2004 due to the $0.7 million of CEO severance costs that were incurred during 2003, but not during 2004. General and administrative expenses also decreased in 2003 compared to 2002 due to a $1.0 million decrease in professional services and a $0.5 million decrease in personnel and related expenses. Additionally, 2003 general and administrative expenses decreased compared to 2002 due to a $1.6 million decrease in bad debt expense for a note receivable write-off that was incurred in 2002. The decrease in professional service fees is primarily due to lower legal costs incurred to defend against various claims against us. The decrease in personnel and related costs was due to our restructuring efforts initiated in 2002. We anticipate general and administrative expense levels will remain consistent with current levels in future quarters.
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

      Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles decreased 14% to $5.7 million in 2004 and decreased 25% to $6.6 million in 2003 from $8.7 million in 2002. The decrease was because of the Accenture agreement and also because certain intangible assets were fully amortized in 2003.
      In connection with our November 2004 acquisition of Syncra the application of the purchase method of accounting resulted in identified intangible assets of $5.1 million, of which $0.3 million was allocated to customer lists and $4.8 million to computer software. These intangible assets are being amortized over an estimated useful life of 3 years.
      Restructuring and other. In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.
      The restructuring plan included workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million in the fourth quarter of 2002. We recorded an additional charge of $0.3 million in 2003 to reflect adjustments to final severance benefits paid. As of December 31, 2003, all payments had been made to the terminated individuals.
      We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002 consisting of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. We recorded a $0.1 million and a $0.6 million reduction to the estimated lease abandonment charges in the third quarter of 2003 and the fourth quarter of 2004, respectively. In the fourth quarter of 2004 we reached an agreement to terminate a lease as of January 1, 2005 for a total of $1.4 million payable in two equal installments in January and April of 2005. All space abandoned at our corporate headquarters has been subleased for the balance of the lease term which expires March 31, 2014. However, one tenant has the right to terminate the sublease in 2009. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount requires judgment and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of December 31, 2004, the remaining accrual for lease obligations is $11.1 million net of estimated sublease income of $6.0 million.
      The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of December 31, 2004.

	Lease obligations	Severance and
	and terminations	related benefits	Total

Restructuring charges	$17,019	$2,623	$19,642
Cash usage	—	(940)	(940)

Balance as of December 31, 2002	17,019	1,683	18,702
Adjustments to provision	(113)	281	168
Cash usage	(2,432)	(1,964)	(4,396)

Balance as of December 31,2003	14,474	—	14,474
Adjustments to provision	(570)		(570)
Cash usage	(2,777)		(2,777)

Balance as of December 31, 2004	$11,127	$—	$11,127
      Related to the lease abandonment charge, we recorded $1.9 million of accelerated depreciation on fixed assets abandoned in 2003, which was recorded as general and administrative expense.

      Interest and other income, net. Interest and other income, net increased to $1.9 million in 2004, from $1.5 million in 2003 and 2.1 million in 2002. The increase in 2004 compared to 2003 was primarily due to an increase in interest income and foreign currency gains. The decrease in 2003 compared to 2002 was primarily due to lower interest income earned during the period.
      Income tax provision. The income tax provision for 2004 and 2003 consists of income taxes payable in foreign jurisdictions as well as state income tax obligations.
      During the third quarter of 2002, we determined that it was appropriate to record a full valuation allowance for our U.S. deferred tax assets. The establishment of a full deferred tax valuation allowance was determined to be appropriate in light of the magnitude of our revenue decrease, our operating losses, our expectation of significant losses for the full year 2002 and the added uncertainty of the market in which we operate. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income assuming we generate such income before the expiration or reversal of such benefits, and subject to certain limitations of the internal revenue code we expect to continue to record a full valuation allowance on future tax benefits until we have adequate evidence that we can sustain an appropriate level of profitability and until such time we would not expect to recognize any significant tax benefits in our future results of operations. At such time that we determine that some or all of our valuation allowance should be reversed, we would record an income tax benefit as well as an increase in additional paid-in capital.
Liquidity and Capital Resources
      At December 31, 2004, our balance of cash, cash equivalents and investments available for sale was $102.6 million, or an $8.4 million increase from December 31, 2003. This increase is due to $5.4 million of cash provided from operations, $5.4 million of cash provided by the issuance of common stock through the employee stock purchase plan and employee stock option exercises, $2.0 million received from a third party as part of a settlement relating to intellectual property previously licensed from that third party and $2.1 million from the effect of exchange rates. This was partially offset by $4.5 million of cash used for the acquisition of certain assets and related liabilities of Syncra, $1.8 million of cash utilized for purchases of property and equipment and $0.1 million for debt principal payments.
      Net cash provided by operating activities was $5.4 million for 2004, compared to $2.4 million in 2003. Net cash used by operating activities was $2.3 million in 2002. Sources of cash for 2004 include, net income, operating cash flow adjustments for non-cash depreciation and amortization expense, $2.5 million of non-cash consulting services received in exchange for intellectual property and a $3.5 million reduction in accounts receivable. Uses of cash for 2004 were due to decreases in accounts payable, accrued liabilities, accrued restructuring and deferred revenue. Accounts receivable decreased $3.5 million due to improvements in days sales outstanding, payment from several large customers and reduced bookings. Accounts payable decreased $5.5 million primarily due to more timely payment to several large vendors, primarily third party contractors Accrued liabilities decreased $4.7 million due to lower accrued rent balances related to various lease obligations, lower bonus accrual due to timing of payments made, lower commissions payable and lower employee stock purchase plan withholdings. Accrued restructuring decreased $2.8 million due to cash payments made for various lease obligations and a reduction in the estimated reserve required. Deferred revenue balances decreased $6.7 million due to fewer revenue bookings made during the year and less advanced cash collected on existing revenue bookings. Sources of cash for 2003 include operating cash flow adjustments for depreciation and amortization expense, amortization of stock based compensation and bad debt provisions, as well as increases in accounts payable and decreases of accounts receivable and other assets. Uses of cash for 2003, were due to net losses and a decrease in accrued liabilities, accrued restructuring and deferred revenue. Accounts receivable decreased $6.6 million due to improved collection efforts. Other assets decreased $2.2 million primarily due to decreases in prepaid insurance and prepaid third party expenses, which was partially offset by an increase in prepaid expenses for conferences and an increase in foreign tax receivable balances. Accrued liabilities decreased $3.1 million due to lower accrued rent balances related to various lease obligations and a decrease in accrued losses on certain contracts, which was partially offset by an increase in accrued employee withholdings for the Employee Stock Purchase Plan. Accrued restructuring decreased $4.2 million primarily due to payments made to terminated employees and for various lease obligations. Deferred revenue decreased $0.6 million due to fewer revenue bookings made during the period and less cash collected on existing revenue bookings. Uses of cash in 2002 were due to an operating loss adjusted to exclude non-cash charges and increases in accounts receivable, and decreases in accrued liabilities and deferred revenue, partially offset by an increase in accounts payable.
      Net cash used by investing activities was $25.5 million for 2004 compared to $12.4 million 2003 and $27.3 million in 2002. Uses of cash for 2004 included $21.3 million for purchases of available for sale investments, $4.5 million for the purchase of certain assets of Syncra and purchases of fixed assets. Sources of cash include a $2.0 million cash payment received from a third party as part of a settlement relating to intellectual property previously licensed from that third party. We purchase investments designed to protect our capital investment, primarily short-term investments that have a low risk of capital loss, such as U.S. government securities, major corporation commercial paper, money market securities and tax-exempt municipal securities. Our current investment mix has included more short-term instruments because we believe the difference between short term and long-term interest rates is not large enough to justify long term holding periods. The $12.4 million of cash used by investing activities in 2003 resulted from our purchase of $10.9 million of available for sale investments and the purchase of $1.5 million of property and equipment. In 2002, uses of cash were due to the acquisition of property and equipment, purchases of investments available for sale and cash paid for substantially all of the technology of Chelsea.
      Net cash provided by financing activities was $5.4 million for 2004 compared to $4.8 million 2003 and $13.1 million for 2002. Sources of cash were proceeds from the issuance of common stock for our employee stock purchase plan and employee stock option exercises.
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
      The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands).

						After
Contractual Obligations	2005	2006	2007	2008	2009	2009

Operating leases	$6,297	$5,698	$5,742	$5,741	$5,741	$26,869
Contract Commitments	2,384	—	—	—	—	—

Total	$8,681	$5,698	$5,742	$5,741	$5,741	$26,869

						After
Other Commercial Commitments	2005	2006	2007	2008	2009	2009

Standby letters of credit	$2,000	$—	$2,258	$—	$—	$—

Total	$2,000	$0	$2,258	$0	$0	$0

      We have a line of credit agreement with a financial institution to provide a line of credit of $15.0 million expiring June 1, 2005. The line of credit bears interest on borrowings at a rate equal to the prime rate in effect from time to time or at a fixed rate per annum calculated as LIBOR plus 2%. As of December 31, 2004, the amount available under the line of credit was $10.7 million. As of December 31, 2004 we had no balances outstanding under the line of credit, which is collateralized by funds on account at the financial institution. The agreement contains financial covenants. These covenants, among other things, impose certain limitations on additional lease and capital expenditures and the payment of dividends without the bank’s prior written consent.
      As of December 31, 2004 and 2003, we had standby letters of credit totaling $4.3 and $10.9 million, respectively, and there were no balances drawn against the standby letters of credit.
      We have commitments with our strategic alliance partner, Accenture, whereby upon achieving certain revenue targets we may be obligated to issue shares and to make payments as outlined in Note 6 to the consolidated financial statements.
Recent Accounting Pronouncements
      Share Based Payments. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment”: an amendment of FASB Statements No. 123 and 95, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the interpretation are effective for financial statements issued for periods that begin after June 15, 2005, which will be our third quarter beginning July 1, 2005. We will use the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of the date SFAS 123R is adopted would be based on the grant date, fair value and attributes originally used to value those awards.
      We expect the adoption of this standard will reduce 2005 net income by approximately $2.2 million. This estimate is based on the number of options currently outstanding and exercisable and could change based on the number of options granted or forfeited in 2005.
      American Jobs Creation Act. In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions several of which are pertinent to us.
      The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been our practice to permanently reinvest all foreign earnings into our foreign operations and we currently still plan to continue to reinvest our foreign earnings permanently into our foreign operations. Should we determine that we plan to repatriate any of our foreign earnings, we will consider the tax effects at that time.
      The AJCA eliminates the extraterritorial income exclusion for transactions occurring after December 31, 2004. However, the AJCA provides transitional relief, allowing an exclusion of 80% (of the exclusion previously allowable) for transactions occurring in calendar 2005 and 60% for transactions occurring in calendar 2006.
      The AJCA also provides U.S. corporations with an income tax deduction equal to a stipulated percentage of qualified income from domestic production activities (“qualified activities”). The deduction, which cannot exceed 50% of annual wages paid, is phased in as follows: 3% of qualified activities for our fiscal years 2006 and 2007, 6% in fiscal years 2008 through 2010, and 9% in fiscal year 2011 and thereafter. We believe that we qualify for the deduction. In November 2004, the FASB issued a staff position (FAS 109-a) indicating that the domestic manufacturing deduction should be accounted for as a special deduction. As such, the tax benefit of the deduction will be accounted for in the periods in which the qualifying activities occur, in other words, the years in which the deductions are taken on our tax returns. This benefit will be included in our annual effective tax rate, but will not result in a re-measurement of deferred income taxes.
      The AJCA may have an impact on our tax rate for 2005 and future years. However, at the present time management has not determined the impact of the AJCA on our 2005 effective income tax rate.
Factors That May Impact Future Results of Operations
      An investment in our common stock involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. The matters discussed in this Annual Report on Form 10-K regarding future events are forward looking statements as defined in the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements.
RECENT ANNOUNCEMENTS REGARDING OUR ANTICIPATED ACQUISITION COULD CAUSE A DECLINE IN THE SALES OF OUR PRODUCTS, AS WELL AS CAUSE THE RESULTS OF OUR OPERATIONS TO SUFFER. OUR BUSINESS AND STOCK PRICE MAY ALSO SUFFER PRIOR TO COMPLETION OF, OR IF WE DO NOT COMPLETE, A PROPOSED TRANSACTION.
      On February 28, 2005, we entered into an Agreement and Plan of Merger with SAP America, Inc., and a wholly owned subsidiary of SAP America, providing for the merger of that subsidiary with and into our company. Following consummation of the merger, we would be a wholly owned subsidiary of SAP America. Under the terms of the merger agreement, SAP America has agreed to make a cash tender offer for all outstanding shares of our common stock at $8.50 per share. As soon as practicable following the completion of the offer, SAP America has agreed to effect the merger described above. Upon the consummation of the merger, each share of our common stock not purchased in the offer would be converted into the right to receive $8.50 per share in cash. On March 8, 2005, Oracle Corporation announced a competing offer on substantially similar terms at $9.00 per share.
      If no transaction is completed, we could be subject to a number of factors that may adversely affect our business, results of operations and stock price, including:

•	our day-to-day operations may be disrupted due to the substantial time and effort our management must devote to completing the transaction;

•	if the transaction with SAP America is terminated under certain conditions, we may be required to pay SAP America termination fees and expenses;

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that a transaction will be completed;

•	we must pay various costs related to a transaction, such as our legal, investment advisor and accounting fees; and

•	if our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to enter into a transaction with more favorable terms and conditions than that agreed to by SAP America or proposed by Oracle or another party.
      The announcement of proposed transactions and related uncertainty concerning our future may make it more difficult for us to sell our products, which could have an adverse effect on our revenues.

      Third parties with whom we currently have relationships may terminate or otherwise reduce the scope of their relationship with us in anticipation or as a result of the proposed transactions. Moreover, we expect that the pace of our installations and maintenance renewals will decline as customers await closure of a transaction. Speculation regarding the likelihood of the closing of a transaction could increase the volatility of the price of our common stock.
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
      Additionally, our quarterly and annual operating results would be impacted if our customers did not purchase technical advisory support with our software solutions. With technical advisory support, revenues are recognized ratably over the advisory period if all other revenue recognition criteria are met. Without the advisory services, revenues would be recognized when we execute the license agreement or contract, deliver the software, determine that collection of the proceeds is probable and that vendor specific objective evidence of fair value exists to allocate revenue to undelivered elements of the arrangement. As a result, failure of our customers to purchase advisory services could materially impact the period over period results in our consolidated financial statements.
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
IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HARM OUR BUSINESS AND CAUSE OUR STOCK PRICE TO DECLINE.
      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. For example, during our recent audit of our internal control over financial reporting, we recognized certain material weaknesses regarding the depth of personnel resources and technical accounting expertise within our accounting functions to provide sufficient independent reviews of key accounting conclusions reached regarding license revenue recognition and the determination of the estimated remaining net rental obligations included in the restructuring accrual. While we intend to devote significant resources to remedying these material weaknesses, we cannot be certain that the remedies will ensure we maintain adequate control over our financial reporting in the future. Any failure to implement new or improved controls or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could cause our stock price to decline.
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
      We may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support our needs. If third-party services are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet customers’ implementation needs and would increase our operating expenses and could reduce our gross margins. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors’ products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners. Significant issues arising with the implementation of our solutions could result in client dissatisfaction and could therefore cause delays or prevent us from collecting fees from our customers and could damage our ability to attract new customers.
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
      The recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our remaining personnel may seek alternate employment, such as with larger, more established companies or companies that they perceive as having less volatile stock prices. SFAS 123R will require us to expense the fair value of all stock options. The application of this standard may adversely affect our ability to grant stock options to employees as an incentive due to the increased compensation expense. Continuity of personnel can be a very important factor in sales and implementation of our software and completion of our product development efforts. Attrition beyond any planned reduction in workforce could have a material adverse effect on our business, operating results, financial condition and cash flows.
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
      As described in Item 3: Legal Proceedings, a number of shareholder class action suits have been filed naming us and/or certain of our current and former officers and directors as co-defendants. Two additional related derivative action suits have been filed on our behalf naming certain of our officers and directors. We believe these claims are subject to a variety of meritorious defenses, which we intend to vigorously pursue. However, it is possible that the litigation could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could seriously harm our business. More generally, securities class action litigation has often been brought against a company following declines in the market price of its securities. This risk is greater for technology companies, which have experienced greater-than-average stock price declines in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries.
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
      We anticipate that revenue from our international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	greater risk of uncollectible accounts and longer accounts receivable payment cycles;

•	changes in a specific country’s or region’s political, legal or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws or other localization legal requirements;

•	cost of and difficulty in staffing and managing widespread operations and foreign language skill limitations;

•	international variations in technology standards;

•	differing levels of protection of intellectual property; and

•	unexpected changes in regulatory requirements.
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
Interest Rate Risk
      The fair value of our cash, cash equivalents and investments available for sale at December 31, 2004 was $102.6 million. Our investment policy objectives are for the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place cash, cash equivalents and investments available for sale with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain “allowable securities” as determined by management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase or decrease in market interest rates therefore should not materially affect our financial results.
Foreign Currency Exchange Rate Risk
      We develop products in the United States and sell in North America, Australia, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 26%, 25% and 25% of our total sales were denominated in currencies other than the U.S. dollar in 2004, 2003 and 2002, respectively. The Company does not currently have a foreign currency hedge program. The result of a uniform 10% strengthening in the value of the dollar relative to foreign currencies would result in an approximate $2 million decrease in operating income due to the Company’s foreign currency denominated revenues exceeding foreign currency denominated expenses. This sensitivity analysis was prepared based on the Company’s foreign currency denominated revenues and expenses in 2004.
Equity Price Risk
      We may own investments in the common stock of certain companies that we have acquired for strategic business purposes. None of these investments are significant or otherwise give us rights to influence or control the operations of the investee companies. As of December 31, 2004 we had substantially written off all of the value associated with our equity investments.

Item 8:	Financial Statements and Supplementary Data
      The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page 55.

Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item.

Item 9A:	Controls and Procedures
Disclosure Control and Procedures
      An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
      Based upon that evaluation, our principal executive officer and principal financial officer concluded that, for the reasons set forth below, our disclosure controls and procedures were not effective as of December 31, 2004.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:
      As of December 31, 2004, we did not maintain effective controls over the timing of the recognition of license revenues. Specifically, our license revenue recognition determinations were not independently reviewed in sufficient detail by an employee with adequate technical accounting training and experience to verify that revenue was recorded in the appropriate period. Furthermore, as of December 31, 2004, we did not maintain effective controls over the valuation of the restructuring accrual and related provisions. Specifically, our periodic assessment of the estimated remaining net rental obligations included in the restructuring accrual and related provisions was not independently reviewed in sufficient detail by an employee with adequate technical accounting training and experience to determine that the restructuring accrual and related charges were appropriately reported.
      These control deficiencies resulted in audit adjustments to license revenues and the restructuring accrual in the fourth quarter of 2004. Additionally, each of these control deficiencies could result in a misstatement to the aforementioned accounts that would result in a misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control — Integrated Framework.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Steps to Address the Material Weaknesses
      We will implement the following remediation steps to address the material weaknesses discussed above:

•	We will hire an additional employee with adequate training and experience in software revenue recognition, to assist in developing the determinations regarding license revenue arrangements. These license revenue determinations will be subjected to an independent review by our current decision maker for license revenue transactions.

•	We will train and assign a resource to assist in the preparation or review of the restructuring accrual balance.
      Our management believes that the above measures, when implemented, will address the material weaknesses described above. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate

Changes in Internal Control over Financial Reporting
      Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that no change occurred in our internal control over financial reporting during the fourth quarter of 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
      As of the end of the period covered by this report, we have not remediated the material weaknesses in our internal control over financial reporting relating to the recording of our license revenue and our restructuring accrual. However, as soon as practicable, we intend to take the remedial actions described above under the caption “Remediation Steps to Address the Material Weaknesses.”
      The statements contained in Exhibit 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

Item 9B:	Other Information
      None.

PART III
Item 10.     Directors and Executive Officers of the Registrant
Directors and Executive Officers
      The names of our directors and executive officers and certain information regarding these persons, including their ages as of January 31, 2005, are set forth below:

			Director
Name	Age	Position	Since

Martin J. Leestma	46	President, Chief Executive Officer and Director	2003
John L. Goedert	39	Chief Operating Officer	—
Gregory A. Effertz	42	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Secretary	—
Jerome Dolinsky	39	Senior Vice President, Worldwide Sales	—
Thomas F. Carretta	46	General Counsel	—
Duncan B. Angove	38	Chief Strategy Officer	—
John R. Gray	40	Chief Technology Officer	—
James B. Murdy	42	Corporate Controller	—
John Buchanan	48	Chairman of the Board of Directors	1995
N. Ross Buckenham	47	Director	1999
Ward Carey	40	Director	1999
Chris Sang	46	Director	2003
Glen A. Terbeek	62	Director	1999
Stephen E. Watson	60	Director	1999
William Walsh	41	Director	2002
      Martin J. Leestma joined us in March 2003 as our President and Chief Executive Officer and serves on our Board of Directors. Prior to joining Retek, Mr. Leestma was a Partner with Accenture Consulting, a global consulting firm, most recently serving as Global Managing Partner CPG/ Retail. Mr. Leestma holds a Bachelor of Science degree in Industrial Management & Computer Sciences from Purdue University.
      John L. Goedert joined us in June 1996 as Senior Vice President, Research and Development, and is currently our Chief Operating Officer, a position he has held since February 2000. Mr. Goedert holds a Bachelor of Business Administration in Finance from Iowa State University.
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
      Jerome Dolinsky joined us in August of 1998 and is currently our Senior Vice President, Worldwide Sales, a position he has held since December 2003. Mr. Dolinsky holds a Bachelor of Science degree from Weber State University.
      Thomas F. Carretta joined us in December of 2000 and is currently our General Counsel, a position he has held since December 2001. Prior to joining Retek, from May 1998 to December 2000, he served as General Counsel and Corporate Secretary of FirePond, Inc., a software company. From 1988 to 1998, Mr. Carretta was General Counsel for Comtrol Corporation and affiliated companies. Mr. Carretta holds a Bachelor of Arts in English from Loyola Marymount University and holds a Juris Doctorate from Hamline University School of Law.

      Duncan B. Angove joined us in September 1997 and is currently our Chief Strategy Officer. From 1994 to 1997, he served as a consultant with Andersen Consulting’s Consumer Products Practice, specifically in retail and distribution. Mr. Angove holds a BSC Economics degree from the University College London.
      John Gray joined us in April 2002 and is currently our Chief Technology Officer, a position he has held since January 2003. From February 1999 to April 2002, he was with Chelsea Market Systems, LLC, a software company, serving most recently as Chief Architect and Vice President of Research and Development. From 1998 to 1999, he was a Java Architect with Sun Microsystems and from 1996 to 1998 he served as a consultant with Sprint Corporation. Mr. Gray holds a Bachelor of Business Administration in Information Systems from the University of North Texas.
      James B. Murdy joined us in April 1997 as Controller. From 1988 to 1997, Mr. Murdy was with American Paging, Inc., serving most recently as Assistant Controller. Mr. Murdy is a certified public accountant certificate holder and holds a Bachelor of Business Administration in Accounting from the University of North Dakota.
      John Buchanan joined us in May 1995 and is currently our chairman of the Board of Directors and has served in that capacity since September 1999. Mr. Buchanan served as Chief Executive Officer of Retek from September 1999 to July 2001. Mr. Buchanan holds a Bachelor of Commerce in Accounting and Computer Systems from the University of Otago, New Zealand.
      N. Ross Buckenham has served on our Board of Directors since November 1999. From April 2004 to the present Mr. Buckenham has served as President of Unigy Holdings, LLC, a merger, acquisition and consulting firm in the telecom, wireless and services fields. From November 2003 to March 2004 Mr. Buckenham served as Chief Integration Officer for Metrocall, Inc., a B2B provider of wireless data, messaging and connectivity solutions. From January 1996 to November 2003, Mr. Buckenham served with WebLink Wireless, Inc., a wireless messaging and network company, in a number of senior management positions, most recently as Chairman and Chief Executive Officer. WebLink Wireless, Inc. filed for Chapter 11 bankruptcy protection in May 2001 and emerged from Chapter 11 bankruptcy restructuring in September 2002. Mr. Buckenham holds a Bachelor of Science in Chemical Engineering from Canterbury University, New Zealand and a Masters of Business Administration from Harvard University.
      Ward Carey has served on our Board of Directors since November 1999. From January 2004 to the present, Mr. Carey has served as a Partner at Primary Global Research. Mr. Carey served in sales with ThinkEquity Partners from December 2001 to December 2003. Prior to joining ThinkEquity Partners, Mr. Carey was self-employed from October 2000 to December 2001. From March 1999 to October 2000, Mr. Carey served as senior vice president of business strategy of HNC Software, Inc. Mr. Carey served in sales with Credit Suisse First Boston Corporation from July 1998 to March 1999 where he served as a charter member of the Technology Group. Mr. Carey holds a Bachelor of Arts in Political Science from Columbia University, New York.
      Chris Sang has served on our Board of Directors since December 2003. From January 2002 to present, Mr. Sang has served as CEO of ClairVista LLC and ClairVista Advisors, Inc., companies that provide technology and merger and acquisition advisory services. From January 2000 to January 2002, he served as founder and CEO of iFulfillment, Inc. Mr. Sang has also served as CFO of Ulta Cosmetics & Salon and began his career in public accounting. Mr. Sang holds a Bachelor of Science in Accounting from DePaul University.
      Glen A. Terbeek has served on our Board of Directors since November 1999. Mr. Terbeek is currently a consultant with Breakaway Strategies, Inc., an independent consulting company he founded in January 1999. From 1965 to December 1998, Mr. Terbeek was with Andersen Consulting (now Accenture), a management consulting company, where he was most recently a managing partner of Andersen’s Food and Packaged Goods Industry Practice. Mr. Terbeek holds a Bachelor of Arts in Mathematics and Physics from Hope College and a Masters of Business Administration in Quantitative Methods from the University of Michigan.

      Stephen E. Watson has served on our Board of Directors since November 1999. Mr. Watson served as chief executive officer of Gander Mountain LLC, a specialty retailer of outdoor recreational equipment and clothing, from November 1997 until he retired in November 2002. Mr. Watson was President and board member of Target Corporation from 1992 until he retired in 1996. From March 1996 to November 1997, Mr. Watson was also retired. Mr. Watson also has served as a director of Shopko Stores Inc., a chain of retail stores specializing in discount merchandise, from 1996 to present. Mr. Watson holds a Bachelor of Arts in American History and Literature from Williams College and a Masters of Business Administration from Harvard University.
      William Walsh has served on our Board of Directors since September 2002. From March 2004 to present, Mr. Walsh has served as chief executive officer of Open Harbor, Inc., a provider of integrated trade services to manage international trade operations. From May 2003 to February 2004, he served as chief executive officer of Velosant LLP, a software and services company that provides integrated solutions across an organization’s financial supply chain. From January 2000 to February 2002, Mr. Walsh was with E.piphany, Inc., serving most recently as chief operating officer. Mr. Walsh was employed by Octane Software, Inc., a customer relationship management software provider that was acquired by E.piphany, as president and chief operating officer from January 2000 to May 2000. From September 1992 to December 1999, Mr. Walsh held a number of positions with PeopleSoft, Inc., an enterprise resource planning software provider, most recently as president, PeopleSoft International. Mr. Walsh holds a Bachelor of Arts in Psychology from DePaul University and a Masters of Business Administration from Loyola University.
Audit Committee
      We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Sang, Walsh and Watson. Mr. Sang is chairman of our Audit Committee. The Audit Committee met eight times during 2004. The responsibilities of our Audit Committee include:

•	selecting the independent accountants to conduct the annual audit of our accounts;

•	reviewing the proposed scope of such audit and pre-approving all fees to be paid to our independent accountants, including audit, audit-related, tax and any other permitted non-audit fees;

•	reviewing and discussing with our chief executive officer and chief financial officer the procedures they followed to complete their certifications in connection with our periodic filings with the SEC;

•	reviewing and discussing with management and the independent public accountants the critical accounting policies and the financial statements to be included in the quarterly and annual reports we file with the SEC; and

•	reviewing the adequacy and effectiveness of our internal auditing, accounting, disclosure and financial controls with the independent public accountants and our financial and accounting staff.
      Our Audit Committee also reviews and reassesses at least annually the adequacy of its charter and submits the charter to the Board of Directors for approval. The Board of Directors has determined that all members of the Audit Committee are “independent” as that term is defined in the applicable Nasdaq listing standards and regulations of the SEC and all members are financially literate as required by the applicable Nasdaq listing standards. In addition, the Board of Directors has determined that Mr. Sang has the financial experience required by the applicable Nasdaq listing standards and is an “audit committee financial expert” as defined by applicable regulations of the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
      Under Section 16(a) of the Exchange Act, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report to the SEC and the Nasdaq National Market their initial ownership of our stock and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 under the Exchange Act furnished to us, we believe that during 2004, our officers, directors and holders of more than 10 percent of our common stock filed all Section 16(a) reports on a timely basis.
Code of Ethics
      Retek has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. We have posted the Code of Ethics on our website located at www.retek.com. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions within five business days following the date of such amendment or waiver.
Item 11.     Executive Compensation

Summary Compensation Table
      The following table sets forth certain information regarding compensation paid for services rendered by our Chief Executive Officer and our four other highest-paid executive officers who earned more than $100,000 during the fiscal year ended December 31, 2004. These individuals are collectively referred to as the named executive officers.

					Long-Term
					Compensation
					Number of
	Annual Compensation				Securities
					Underlying
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Other ($)	Options

Martin J. Leestma	2004	380,000	250,000	0	0
President, Chief Executive Officer and Director(1)	2003	303,095	228,000	0	1,000,000
John L. Goedert	2004	240,000	144,000	0	0
Chief Operating Officer	2003	230,000	60,375	0	150,000
	2002	230,000	34,500	0	50,000
Jerome Dolinsky	2004	250,000	145,000	0	60,000
Senior Vice President, World Wide Sales	2003	204,167	141,200	0	135,000
	2002	200,000	30,000	0	20,000
Duncan B. Angove	2004	220,000	99,740	0	75,000
Vice President, Strategy and Marketing	2003	210,000	55,125	0	150,000
	2002	186,667	23,750	0	40,000
Gregory A. Effertz	2004	220,000	115,500	0	50,000
Senior Vice President, Finance &	2003	210,000	55,125	0	150,000
Administration, Chief Financial Officer, Treasurer and Secretary	2002	210,000	31,500	0	50,000

(1)	Mr. Leestma became President, Chief Executive Officer and a director in March 2003.

Stock Option Grants in 2004
      We granted the following stock options or stock appreciation rights covering our common stock to the named executive officers during 2004.

		Individual Grants

		% of Total			Potential Realizable Value at
	Number of	Options			Assumed Annual Rates of Stock
	Securities	Granted to			Price Appreciation for Option
	Underlying	Employees	Exercise or		Term($)
	Options	in Fiscal	Base Price	Expiration
Name	Granted	Year	($/Share)	Date	0%	5%	10%

Martin Leestma	0	0	—	—	0	0	0
John L. Goedert	60,000	3.75	9.73	1/29/14	0	367,149	930,427
Jerome Dolinsky	0	0	—	—	0	0	0
Duncan B. Angove	75,000	4.68	9.73	1/29/14	0	458,936	1,163,034
Gregory A. Effertz	50,000	3.12	9.73	1/29/14	0	305,957	775,356

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth information for the named executive officers regarding options exercised by them during 2004 and exercisable and unexercisable stock options held by them as of December 31, 2004. The “value realized” figures are based on the fair market value of our common stock at the exercise date, minus the per share exercise price, multiplied by the number of options exercised. The “value of unexercised in-the-money options” figures in the right-hand column are based on the market value of our common stock at December 31, 2004, of $6.15, minus the per share exercise price of the applicable option, multiplied by the number of shares issuable upon exercise of the option.

			Number of Securities
	Number of Shares Acquired		Underlying Unexercised		Value of Unexercised In-
	on Exercise		Options at		The-Money Options at
			December 31, 2004(#)		December 31, 2004($)
	Exercised	Value Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Martin Leestma	0	0	625,000	375,000	912,500	547,500
Duncan B. Angove	0	0	200,118	156,250	182,875	216,125
Jerome Dolinsky	0	0	206,450	88,750	73,150	86,450
Gregory A. Effertz	0	0	252,750	131,250	182,875	216,125
John L. Goedert	0	0	331,801	141,250	182,875	216,125
Employment and Change in Control Arrangements

Employment Agreements
      On March 14, 2003, we entered into an employment agreement with Martin J. Leestma. The agreement provides that Mr. Leestma will be the President, Chief Executive Officer and a Director of our company. Mr. Leestma’s base salary under the contract is $380,000 per year. Mr. Leestma has the opportunity to earn an annual incentive bonus based on a combination of corporate and individual objectives. The employment agreement also provides that Mr. Leestma is entitled to participate in the employee benefit programs generally available to our senior executives. In addition, our Board granted Mr. Leestma an option to purchase 1,000,000 shares of our common stock at $4.69 per share under the Retek Inc. 1999 Equity Incentive Plan and/or the HighTouch Technologies 1999 Stock Option Plan and such shares vest over a period of three years and ninety days of continued employment, except as otherwise provided in the Retention Agreement. Mr. Leestma is also entitled to certain additional payments if he is terminated without Cause (as defined in the employment agreement) or if he terminates his employment for Good Reason (as defined in the employment agreement), including payment of a pro-rata amount of his annual bonus, one year’s then-current annual base salary, vesting of certain stock options, and continued welfare benefits for one year at employee cost. However, to the extent inconsistent, the terms of the change-in-control agreement supersede the terms of this employment agreement.
      On August 4, 2001, we entered into an employment agreement with John Buchanan. The agreement provides that Mr. Buchanan will be an executive advisor to our company and Chairman of our Board of Directors. The employment agreement was amended effective July 1, 2003. As amended, the term of the employment agreement automatically renews each October 1 for an additional one-year term at the option of our Board through September 30, 2006. If the term is not extended, the Board must provide prior written notice. As amended, Mr. Buchanan’s base salary under the contract is at least $6,000 per year, payable in monthly increments. The employment agreement also provides that Mr. Buchanan is entitled to participate in the employee benefit programs generally available to our senior executives and that his stock options will vest in accordance with the terms of the appropriate plan under which they were granted. In the event of death, disability, termination by us without Cause (as defined in the employment agreement) or by Mr. Buchanan for Good Reason (as defined in the employment agreement) during the term of the employment agreement, Mr. Buchanan will be vested in his stock options and will be entitled to payment of the remaining base salary otherwise payable for the current term of the agreement. In the event of termination for Cause or by Mr. Buchanan without Good Reason, Mr. Buchanan would be entitled to payment of his base salary through the date of termination. The employment agreement also contains confidentiality, non-competition and non-solicitation provisions.

Change-in-Control/Retention Agreements
      We have entered into individual retention agreements with Messrs. Leestma, Effertz, Dolinsky and Carretta that entitle the executives to certain compensation and benefits in the event of a change in control of our company. In the event of a change in control of our company during the term of each agreement, the executive’s employment would terminate and the executive would become a consultant of our company for a two-year period. Subject to the executive’s execution of a waiver and release of claims, the executive would be entitled to, among other things:

•	immediate vesting of all options held on the date of the change in control;

•	a lump-sum cash payment equal to his base salary multiplied by two, plus his target annual bonus multiplied by two;

•	continued participation in all benefit plans for a two-year period; and

•	a full gross up for any excise taxes imposed on the executive for payments deemed to be “excess parachute” payments under the Internal Revenue Code.
      The change in control/retention agreement includes terms that preserve the executive’s right to change-in-control benefits for a certain period of time after his termination of employment, even if a change in control has not yet occurred. Under the terms of the agreement, the executives agreed not to solicit our employees or customers to abandon or diminish their relationship with us during his employment and for a certain period thereafter. The executives have also agreed to refrain from disclosing any of our confidential or proprietary information to third parties. In connection with the proposed sale transactions, it is expected that the executives will be entitled to the following payments: Mr. Leestma, $1,368,000; Mr. Effertz, $794,500; Mr. Dolinsky, $1,000,000; and Mr. Carretta, $506,800 (these figures exclude the value of any stock options, continued benefits or excise tax gross-ups). While the agreements provide that each executive will have the right to exercise his stock options during the two-year consulting period, it is expected that all outstanding stock options will be required to be exercised immediately in connection with the proposed transactions. All stock options that are not so exercised are expected to terminate.

Retention Agreements with Other Key Employees
      John Goedert, Duncan Angove, James Murdy, John Gray and six other officers and employees (each a “Participant”) participate in the Retention and Severance Plan for Key Employees (the “Retention Plan”). The Retention Plan includes terms similar to those described above with respect to the Retention Agreement, including a lump-sum cash payment equal to his base salary multiplied by 1.5, plus his target annual bonus multiplied by 1.5 and continued participation in all benefit plans for 18 months. However, the Participant only becomes entitled to benefits under the Retention Plan if he is involuntarily terminated other than for Cause or terminates for Good Reason after a Change in Control (as those terms are defined in the Retention Plan). In connection with the proposed transactions, the Participants’ stock options will immediately vest if the acquiring entity decides not to assume the outstanding stock options for these Participants. While the Retention Plan provides that each Participant who becomes eligible for benefits under this plan will have the right to exercise his stock options during the 18-month consulting period, it is expected that all outstanding stock options will be required to be exercised immediately in connection with the proposed transactions. All stock options that are not so exercised are expected to terminate.
Director Compensation
      Directors who are not employed by our company are reimbursed for reasonable expenses incurred in attending Board or committee meetings. Upon their initial election to the Board, each non-employee director was granted options to purchase 25,000 shares of our common stock pursuant to the 1999 Directors Stock Option Plan. Non-employee directors are also granted options to purchase an additional 7,500 shares of our common stock on an annual basis so long as they remain a member of the Board. These option grants to the directors become exercisable one year from the grant date. In 2004, Mr. Buckenham, Mr. Carey, Mr. Sang, Mr. Terbeek, Mr. Walsh and Mr. Watson received options to purchase 7,500 shares of our common stock through the 1999 Directors Stock Option Plan. Non-employee directors receive an annual retainer of $15,000, paid out in quarterly installments, as well as $1,000 per board or committee meeting attended in person and $500 per board or committee meeting attended via telephone. In addition, the Audit Committee Chairperson receives an annual retainer of $7,500 and the Compensation Committee Chairperson receives an annual retainer of $5,000.
Compensation Committee Interlocks and Insider Participation
      No interlocking relationship exists between our Board of Directors or our Compensation Committee and the Board of Directors or Compensation Committee of any other company, and no interlocking relationship existed in the past.
Report of the Compensation Committee of the Board
      The compensation committee of the Board administers the Company’s executive compensation program. The members of the committee are non-employee, non-affiliated directors. The committee has furnished the following report on executive compensation for 2004:
     Composition of the Committee
      The compensation committee currently consists of Messrs. Buckenham and Carey, who are both “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code. Neither Mr. Buckenham nor Mr. Carey has previously been an employee of the Company. Both members meet the definition of “non-employee director” under Rule 16b-3 of the Exchange Act. This is important because certain executive compensation elements, such as stock options, must be approved by a compensation committee composed of such outside directors in order for the Company to be entitled to a tax deduction for the full compensation expense. This is discussed in more detail below in the section entitled “Compliance with Section 162(m) of the Internal Revenue Code.”
 Executive Compensation Philosophy
      The compensation committee acts on behalf of the Company’s board of directors to establish the general compensation policy of the Company with respect to all of its employees and administers the Company’s incentive and equity plans, including the 1999 Equity Incentive Plan, the 1999 Directors’ Stock Option Plan, the 1999 Employee Stock Purchase Plan and the Retek HighTouch Technologies, Inc. 1999 Stock Option Plan. The compensation committee approves the programs and policies under which compensation is paid or awarded to the executive officers and reviews the performance of these executives. The committee has designed the Company’s executive compensation program to support what the committee believes to be an appropriate relationship between executive pay and the creation of stockholder value. To emphasize this relationship, the committee links a significant portion of executive compensation to the market performance of the Company’s common stock. The objectives of the program are:

•	To support a pay-for-performance policy that differentiates bonus amounts among all executives based on both the performance of the Company and their individual performance;

•	To align the interests of executives with the long-term interests of stockholders through equity awards whose value over time depends upon the market value of the Company’s common stock;

•	To provide compensation comparable to that offered by other leading companies in the Company’s industry, enabling the Company to compete for and retain talented executives who are critical to the Company’s long- term success; and

•	To motivate key executives to achieve strategic business initiatives and to reward them for their achievement.
      The base salaries, incentive compensation and equity grants of the Company’s executive officers are determined by the compensation committee, based upon assessments of performance by the chief executive officer and other members of senior management. The compensation committee reviewed base salary levels and target bonuses for Mr. Leestma, chief executive officer, and other executive officers of the Company at or about the beginning of each year. The compensation committee bases its determinations regarding executive compensation in part on the compensation committee’s review of the Radford Executive Compensation Report (the “Radford Survey”), certain other surveys of prevailing compensation practices among high technology companies with whom the Company competes for executive talent and analyses of publicly available data for executive officers at other technology companies. These surveys are nationally known for their extensive databases of the compensation practices of high technology companies. The Radford Survey itself includes over 500 high technology companies. To this end, the compensation committee compares the compensation of the Company’s executive officers with comparable survey positions and the compensation practices of comparable companies to determine base salary, target bonuses and target total cash compensation. The compensation committee evaluates such information in connection with the Company’s corporate goals. In addition, each executive officer’s performance for the previous year and objectives for the subsequent year are reviewed by the compensation committee, and are considered in the context of each executive officer’s responsibility level and the Company’s past and anticipated future financial performance.
     Executive Compensation
      Base Salary. The Company attempts to offer its executive officers salaries that are competitive with comparable companies in the enterprise retail software market and with comparable technology companies generally. The committee annually reviews the base salaries of the executive officers to determine if adjustments are appropriate to ensure that their salaries are competitive and that they reflect the individual’s increased responsibilities. For executive officers, other than the president and chief executive officer, the committee also considers the performance assessments and recommendations of the president and chief executive officer. On August 24, 2004 the Company entered into a change-in-control agreement with Jerome Dolinsky, Senior Vice President, World Wide Sales, which is in substantially the same form as the other change-in-control agreements with select executives and individuals.
      Incentive Compensation. The second element of the executive compensation program is cash incentive compensation. Achievement of certain Company level goals established by the board of directors, including total revenue and operational earnings per share, were the prerequisite to any annual incentive bonus opportunities for executive officers. Cash bonuses were awarded in 2004 to executive officers to the extent that the Company targets were achieved and the individual executive officer achieved predetermined individual objectives. The compensation committee intends to continue these practices in 2005.
      Performance against both the Company goals and the individual objectives was measured, periodically. The Company had achieved many of the Company goals established by the compensation committee and the board of directors. Mr. Leestma’s individual goals for his incentive compensation included goals based upon his effectiveness in leading the initiatives related to revenue, back log, year end cash, operational earnings per share, and other non-financial measures in a very challenging business environment. Mr. Leestma’s subjective judgment of each executive’s performance (other than his own) was taken into account in determining whether individual objectives were satisfied. For 2004, target incentive compensation for executive officers set by the compensation committee ranged from approximately 40% to 100% of an executive officer’s base salary. Executive officers’ actual earned bonuses in 2004 ranged between 58% to 82% of the target incentive. Mr. Leestma earned 82% of his target incentive in 2004.
      Equity Program. Stock options and/or restricted stock are an essential element of the Company’s executive compensation package. The compensation committee believes that equity-based compensation in the form of stock options and/or restricted stock links the interests of management and stockholders by focusing employees and management on increasing stockholder value.
      The committee typically grants stock options and/or restricted stock to an executive officer when the executive first joins the Company or in connection with a significant change in responsibilities. The compensation committee typically makes annual grants of additional stock options and/or restricted stock to an executive for various reasons such as an executive’s anticipated future contribution and ability to impact corporate and/or business unit results or past performance. In the discretion of the compensation committee, an executive officer may also be granted equity to provide greater incentives to continue their employment with the Company and to increase the value of the Company’s stock. The Company stock options generally become exercisable over a four-year period and are granted at a price that is equal to the fair market value of the Company’s common stock on the date of grant. With respect to restricted stock, the committee retains discretion regarding the terms of the grant.
     Chief Executive Officer Compensation
      The compensation committee recommends to the Company’s entire board of directors the base salary, incentive compensation and equity compensation for the Company’s president and chief executive officer. During 2004, Mr. Leestma received a base salary of $380,000 and earned incentive compensation of $250,000. Mr. Leestma’s bonus compensation in 2004 represented approximately 82% of his target bonus for 2004. The Company had achieved many of the Company goals established by the compensation committee and the board of directors. Mr. Leestma’s individual goals for his incentive compensation included goals based upon his effectiveness in leading the initiatives related to revenue, back log, year end cash, operational earnings per share, and other non-financial measures in a very challenging business environment.
     Compliance with Section 162(m) of the Internal Revenue Code
      Stockholders have approved each of the plans under which the Company offers equity compensation to its executive officers. The Company designed these plans to allow the Company to receive a tax deduction for incentive compensation payments to the chief executive officer and the other four most highly paid executive officers. Without these qualifying performance-based plans, the Company could not deduct incentive compensation payments to the extent the amounts paid to any of these executive officers in any year exceeded $1 million.
      The compensation committee intends to pursue a strategy of maximizing the deductibility of the compensation the Company pays to its executives. However, the committee intends to retain the flexibility to take actions that the committee considers to be in the best interests of the Company and its stockholders and which may be based on considerations in addition to tax deductibility.
     Conclusion
      The compensation committee believes that Company and individual performance and achievement enhance long-term stockholder value. The compensation plans that the compensation committee has adopted for the executive officers of the Company are based on achievement of performance goals, as well as competitive pay practices. The compensation committee believes that one of its most important functions in serving the interests of the stockholders is to attract, motivate and retain talented executive officers. In this regard, equity compensation in the form of stock options is vital to this objective and, therefore, to the long-term success of the Company.

Compensation Committee

N. Ross Buckenham
Ward Carey III

Performance Graph
      The following graph compares the cumulative total return to our stockholders, the NASDAQ Stock Market (U.S.) Index, and the RDG Internet Composite Index. The graph assumes that $100 was invested in our common stock and in each index on December 31 and assumes reinvestment of dividends. No dividends have been declared or paid on the common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG RETEK INC., THE NASDAQ STOCK MARKET (U.S.) INDEX,
AND THE RDG INTERNET COMPOSITE INDEX

Company/Index Name	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004

RETEK INC.	$100.00	$32.39	$39.69	$3.61	$12.33	$8.17

NASDAQ STOCK MARKET (U.S.) INDEX	100.00	60.30	45.49	26.40	38.36	40.51

RDG INTERNET COMPOSITE INDEX	100.00	57.26	40.00	27.91	38.25	41.67

* $100 INVESTED ON 12/31/1999 IN STOCK OR IN INDEX — INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

Item 12. Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth, as of February 25, 2005, the beneficial ownership of our common stock by (1) each person known by us beneficially to hold more than 5% of our outstanding common stock, (2) each director or nominee for director of our company, (3) the Chief Executive Officer and the four other most highly-paid executive officers in 2004, and (4) all executive officers and directors of our company as a group. Except as otherwise noted, the listed beneficial owner has sole voting and investment power with respect to the listed shares. Except as otherwise indicated in the table, the business address of all persons listed is c/o Retek Inc., 950 Nicollet Mall, 4th Floor, Minneapolis, Minnesota 55403.

	Amount And Nature Of
Name of Beneficial Owner	Beneficial Ownership	Percent Of Class

Kopp Investment Advisors, Inc. (1)(2)	4,299,289	7.7%
7701 France Avenue South, Suite 500 Edina, MN 55435
Entities Affiliated with Barclays Global Investors, N.A. (1)(3)	5,428,165	9.7%
45 Fremont Street San Francisco, CA 94105
Paradigm Capital Management, Inc. (1)	2,925,100	5.2%
Nine Elk Street Albany, NY 12207
FMR Corp. (1)	3,117,707	5.6%
82 Devonshire Street Boston, MA 02109
John Buchanan (4)	524,516	*
Martin Leestma (5)	711,944	1.3%
John L. Goedert (6)	363,070	*
Gregory A. Effertz (7)	279,416	*
Jerome Dolinsky (8)	219,026	*
Duncan Angove (9)	232,546	*
John Gray (10)	99,862	*
N. Ross Buckenham (11)	60,000	*
Ward Carey (12)	65,000	*
Chris Sang (13)	25,000	*
Glen A. Terbeek (14)	80,000	*
William J. Walsh (15)	32,500	*
Stephen E. Watson (16)	80,000	*
All current executive officers and directors as a group (15 persons) (17)	2,983,433	5.1%

 *      Less than 1%

(1)	The information on number of shares beneficially owned was obtained from filings made with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Exchange Act.

(2)	Represents 3,186,615 shares held by Kopp Investment Advisors, Inc. with sole voting power, 1,000,000 shares with sole dispositive power, and 2,882,359 shares with shared dispositive power and 416,930 shares held by Leroy C. Kopp with sole dispositive power.

(3)	Includes 4,016,286 shares held by Barclays Global Investors, N.A. with sole voting and dispositive power, 846,760 shares held by Barclays Global Fund Advisors with sole voting and dispositive power and 565,119 shares held by Barclays Global Investors, Ltd. with sole voting and dispositive power.

(4)	Includes options to purchase 514,300 shares of common stock exercisable within 60 days.

(5)	Includes options to purchase 708,333 shares of common stock exercisable within 60 days.

(6)	Includes options to purchase 359,300 shares of common stock exercisable within 60 days.

(7)	Includes options to purchase 277,749 shares of common stock exercisable within 60 days.

(8)	Includes options to purchase 217,699 shares of common stock exercisable within 60 days.

(9)	Includes options to purchase 231,368 shares of common stock exercisable within 60 days.

(10)	Includes options to purchase 98,332 shares of common stock exercisable within 60 days.

(11)	Includes options to purchase 60,000 shares of common stock exercisable within 60 days.

(12)	Includes options to purchase 65,000 shares of common stock exercisable within 60 days.

(13)	Includes options to purchase 25,000 shares of common stock exercisable within 60 days.

(14)	Includes options to purchase 80,000 shares of common stock exercisable within 60 days.

(15)	Includes options to purchase 32,500 shares of common stock exercisable within 60 days.

(16)	Includes options to purchase 80,000 shares of common stock exercisable within 60 days.

(17)	Includes 100,417 shares beneficially owned by Thomas Carretta and 110,136 shares by James Murdy. Includes options to purchase 100,417 and 108,665 shares of common stock exercisable within 60 days, respectively.
Item 13.     Certain Relationships and Related Transactions
      On March 23, 2004, Mr. Buchanan voluntarily canceled 99,545 options to purchase shares of our common stock. Mr. Buchanan did not receive any consideration for this voluntary cancellation.
Item 14.     Principal Accountant Fees and Services
      The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP during the years ended December 31, 2004 and 2003:

	2004	2003

Audit fees	$679,742	$227,685
Audit-related fees (1)	172,013	13,803
Tax fees (2)	488,497	365,019
All other fees (3)	—	3,707

(1)	Audit-related fees consisted principally of audits of financial statements of acquired companies and certain employee benefits plans and other consultations concerning financial accounting and reporting standards.

(2)	Tax fees consisted primarily of tax compliance, tax advice and tax planning. For 2004, $359,957 of the $488,497 in tax fees were tax compliance fees. For 2003, $233,264 of the $365,019 in tax fees were tax compliance fees.

(3)	All other fees consist primarily of non-audit related consulting fees, and customer software development fees, but do not include financial information systems design and implementation fees.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
      Documents filed as part of this Annual Report:
      1. Financial Statements. The following consolidated financial statements, and the related notes thereto, of Retek Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Page
Number

Retek Inc.:
Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of December 31, 2004 and 2003	57
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	58
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	59
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	60
Notes to Consolidated Financial Statements	61
      2. Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.
      3. Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits on page 87.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Retek Inc.:
      We have completed an integrated audit of Retek Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Retek Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Retek, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses relating to insufficient detailed review of the Company’s license revenue determinations and insufficient detailed review of the Company’s restructuring accrual and related provisions by an employee with adequate technical accounting training and experience, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over the timing of the recognition of license revenues. Specifically, the Company’s license revenue recognition determinations were not independently reviewed in sufficient detail by an employee with adequate technical accounting training and experience to verify that revenue was recorded in the appropriate period. Furthermore, as of December 31, 2004, the Company did not maintain effective controls over the valuation of the restructuring accrual and related provisions. Specifically, the Company’s periodic assessment of the estimated remaining net rental obligations included in the restructuring accrual and related provisions was not independently reviewed in sufficient detail by an employee with adequate technical accounting training and experience to determine that the restructuring accrual and related charges were appropriately reported.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Retek Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Retek Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 11, 2005

Retek Inc.
Consolidated Balance Sheet
(in thousands, except per share data)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$41,599	$54,275
Investments	49,359	36,287
Accounts receivable, net	29,692	33,699
Other current assets	7,129	5,827

Total current assets	127,779	130,088
Investments	11,647	3,658
Property and equipment, net	8,932	12,227
Intangible assets, net	10,183	18,208
Goodwill	13,817	13,817
Other assets	177	231

Total assets	$172,535	$178,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,827	$15,739
Accrued liabilities	5,720	10,410
Accrued restructuring costs	2,875	2,757
Deferred revenue	38,405	32,000
Note payable	—	78

Total current liabilities	57,827	60,984
Accrued restructuring costs, net of current portion	8,252	11,717
Deferred revenue, net of current portion	3,758	16,617

Total liabilities	69,837	89,318
Commitments and Contingencies Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value — 150,000 shares Authorized, 56,074 shares and 54,658 shares issued and outstanding at December 31, 2004 and 2003, respectively	561	547
Paid-in capital	288,875	283,449
Deferred stock-based compensation	(13)	(45)
Accumulated other comprehensive income	3,581	2,310
Accumulated deficit	(190,306)	(197,350)

Total stockholders’ equity	102,698	88,911

Total liabilities and stockholders’ equity	$172,535	$178,229

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Revenue:
License	$58,495	$59,907	$101,438
Maintenance	39,084	30,288	31,169

Total license and maintenance revenue	97,579	90,195	132,607
Services and other	76,656	78,134	59,225

Total revenue	174,235	168,329	191,832

Cost of revenue:
License	15,878	19,015	31,795
Maintenance	16,542	12,032	8,271

Total license and maintenance cost of revenue	32,420	31,047	40,066
Services and other	52,122	57,625	44,467

Total cost of revenue	84,542	88,672	84,533

Gross profit	89,693	79,657	107,299
Operating expenses:
Research and development	34,189	44,527	47,197
Sales and marketing	31,492	33,685	51,507
General and administrative	12,399	14,913	18,260
Acquisition related amortization of intangibles	5,676	6,591	8,749
Impairment of intangible asset	—	—	8,686
Restructuring expense	(570)	168	19,642

Total operating expenses	83,186	99,884	154,041

Operating income (loss)	6,507	(20,227)	(46,742)
Interest income	1,316	1,124	1,898
Interest expense	(25)	(21)	(41)
Other income (expense), net	575	362	257

Income (loss) before income tax provision	8,373	(18,762)	(44,628)
Income tax provision	1,329	1,771	78,955

Net income (loss)	7,044	(20,533)	(123,583)

Basic net income (loss) per common share	$0.13	$(0.38)	$(2.35)

Weighted average shares used in computing basic net income (loss) per common share	55,642	53,801	52,483

Diluted net income (loss) per common share	$0.12	$(0.38)	$(2.35)

Weighted average shares used in computing diluted net income (loss) per common share	57,267	53,801	52,483

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$7,044	$(20,533)	$(123,583)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax provision	—	—	74,227
Depreciation and amortization expense	13,751	18,888	29,252
Intellectual property exchanged for consulting services	2,500	—	—
Amortization of stock-based compensation	29	1,356	3,141
Provision for doubtful accounts	(100)	1,600	2,500
Write-off of note receivable	—	—	1,579
Impairment of intangible asset	—	—	8,686
Tax benefit from stock option transactions	—	—	3,702
Restructuring expense	(570)	168	19,642
Changes in assets and liabilities, excluding impact of acquisitions:
Accounts receivable	3,484	6,574	(5,508)
Other assets	(1,115)	2,198	(1,460)
Accounts payable	(5,467)	31	4,970
Accrued liabilities	(4,690)	(3,103)	(1,941)
Accrued restructuring	(2,777)	(4,228)	—
Deferred revenue	(6,696)	(588)	(17,524)

Net cash provided by (used in) operating activities	5,393	2,363	(2,317)

Cash flows from investing activities:
Net cash paid for acquisition (Note 4)	(4,472)	—	(8,890)
Cash received for return of intellectual property	2,000	—	—
Purchases of investments	(71,747)	(45,593)	(66,380)
Sales of investments	50,479	34,677	52,742
Acquisitions of property and equipment	(1,795)	(1,523)	(4,751)

Net cash used in investing activities	(25,535)	(12,439)	(27,279)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	5,443	4,834	13,135
Repayment of debt	(78)	(81)	(77)

Net cash provided by financing activities	5,365	4,753	13,058

Effect of exchange rate changes on cash	2,101	3,134	2,836

Net (decrease) in cash and cash equivalents	(12,676)	(2,189)	(13,702)
Cash and cash equivalents at beginning of period	54,275	56,464	70,166

Cash and cash equivalents at end of period	$41,599	$54,275	$56,464

Significant non-cash investing and financing activities:
Removal of cost method investment obtained from exchange of software products	$—	$—	$(4,000)

Supplemental cash flow disclosure:
Interest paid	$25	$9	$14

Income taxes paid	$1,210	$924	$929

See accompanying notes to consolidated financial statements.

Retek Inc.
Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income (Loss)
(in thousands)

					Accumulated
	Common stock			Deferred	other		Total
			Paid-in	stock-based	comprehensive	Accumulated	stockholders’	Comprehensive
	Shares	Amount	capital	compensation	income (loss)	Deficit	equity	income (loss)

Balance at December 31, 2001	51,739	$518	$262,021	$(4,756)	$(1,026)	$(53,234)	$203,523

Tax benefit from stock options			3,702				3,702
Common stock issued under Employee Stock Purchase Plan	666	6	4,289				4,295
Common stock options exercised	772	8	8,832				8,840
Cancellation of stock options			(164)	164
Amortization of stock-based compensation				3,141			3,141
Unrealized loss on investments					11		11	11
Foreign currency translation adjustment					1,519		1,519	1,519
Net loss						(123,583)	(123,583)	(123,583)

Balance at December 31, 2002	53,177	532	278,680	(1,451)	504	(176,817)	101,448	(122,053)

Common stock issued under Employee Stock Purchase Plan	1,278	13	3,725				3,738
Common stock options exercised	203	2	1,094				1,096
Amortization of stock-based compensation				1,356			1,356
Cancellation of stock options			(50)	50
Unrealized gain on investments					(16)		(16)	(16)
Foreign currency translation adjustment					1,822		1,822	1,822
Net loss						(20,533)	(20,533)	(20,533)

Balance at December 31, 2003	54,658	547	283,449	(45)	2,310	(197,350)	88,911	(18,727)

Common stock issued under Employee Stock Purchase Plan	622	6	1,881				1,887
Common stock options exercised	794	8	3,548				3,556
Amortization of stock-based compensation				29			29
Cancellation of stock options			(3)	3
Unrealized loss on Investments					(207)		(207)	(207)
Foreign currency translation Adjustment					1,478		1,478	1,478
Net income						7,044	7,044	7,044

Balance at December 31, 2004	56,074	$561	$288,875	$(13)	$3,581	$(190,306)	$102,698	$8,315

See accompanying notes to consolidated financial statements.

Retek Inc.
Notes to Consolidated Financial Statements
(unless otherwise noted, in thousands, except for share and per share amounts)

Note 1 —	The Company and its Significant Accounting Policies
The Company
      Retek Inc. and its subsidiaries (“we,” “us” or the “Company”) develop application software that provides a complete information infrastructure solution to the global retail industry. Our offerings include Advanced Replenishment, Planning and Optimization, which enables retailers to combine their planning functions with their execution systems; automates decision making processes and enables management by exception, Merchandise Operations Management, which enables retailers to coordinate their operations and maintain a single source of data, Supply Chain Management, which enables retailers to take greater control of and manage their inventory supply chains; Integrated Store Operations, which help retailers reduce store operation costs and improve customer service; and Enterprise Infrastructure, which includes functions such as data warehousing, alerts and work flow, intuitive application usability and integration. Many of our products incorporate proprietary neural-network predictive technology that enhances the usefulness, accuracy, and adaptability of our applications enabling better decision-making by retailers. We are headquartered in Minneapolis, Minnesota. Our wholly owned subsidiaries include Retek Information Systems, Inc., Retek International, Inc. and HighTouch Technologies, Inc.
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
Cash Equivalents
      Cash equivalents are highly liquid investments and consist of investments in money market accounts and commercial paper purchased with original maturities of three months or less.
Investments
      Investments in debt securities that are not cash equivalents have been designated as available for sale. Those securities, which consist of various high rated government securities, corporate commercial paper or other investments with high credit quality are reported at fair value, with net unrealized gains and losses included in stockholders’ equity. The net unrealized gain/ (loss) on investments was ($191), $16 and $11 at December 31, 2004, 2003 and 2002, respectively. These debt securities mature on various dates during 2005 and 2006.

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
      The Company’s investments as of December 31, 2004 and 2003 were as follows:

		Aggregate	Unrealized	Unrealized
	Cost	Fair Value	gains	losses

As of December 31, 2004:
Government agencies	$45,312	$45,187	$	$(125)
Corporate debt	15,885	15,819	6	(72)

	$61,197	$61,006	$6	$(197)

As of December 31, 2003:
Commercial paper	$1,499	$1,499	$—	$—
Government agencies	28,252	28,272	20	—
State and local municipalities debt	4,991	4,987	—	(4)
Corporate debt	5,187	5,187	—	—

	$39,929	$39,945	$20	$(4)

Accounts receivable
      Accounts receivable are initially recorded at fair value upon the sale of software licenses or services to customers. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts we take several factors into consideration including the overall composition of the accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our knowledge of specific customers. Changes in the allowances for uncollectible accounts are recorded as bad debt expense and are booked as a contra revenue item in our consolidated statements of operations.
Property and Equipment
      Property and equipment are recorded at cost. We recognize depreciation and amortization expense using the straight-line method over the estimated useful lives of the assets of three to five years for computer equipment and furniture and fixtures. We amortize leasehold improvements over the shorter of their estimated useful lives of seven years or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred. Depreciation and amortization expense for property and equipment was $5,165, $8,809 and $14,943 for the years ended December 31, 2004, 2003 and 2002, respectively. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.
Research and Development
      Expenditures for software research and development are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is established upon completion of a working model. The Company’s software research and development costs primarily relate to software development during the period prior to technological feasibility and are charged to operations as incurred. Research and development expenses consist primarily of salaries and related costs of our engineering organization, fees paid to third party consultants and an allocation of facilities and depreciation expenses.

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
Intangible Assets
      Intangible assets, which consist principally of purchased software and intellectual property rights, are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from three to five years, with a weighted-average life of 3.9 years as of December 31, 2004.
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
Impairment of Long-Lived Assets and Intangibles
      We evaluate the recoverability of long-lived assets and identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows of the product(s) associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. During the fiscal year ended December 31, 2002, we recorded an impairment loss of $8.7 million related to an intangible asset (see Note 5).
      The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.
Impairment of Goodwill
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in its entirety on January 1, 2002, we evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
Our evaluation of goodwill completed during 2004, 2003 and 2002 in accordance with SFAS No. 142 resulted in no impairment losses.
Advertising
      We expense advertising costs as incurred. Advertising expense was approximately $441, $381 and $657 for the years ended December 31, 2004, 2003 and 2002, respectively.
Stock-Based Compensation
      In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB Opinion No. 25). Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of our common stock at the date of the grant over the amount an employee must pay to acquire the stock. We account for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123. Additionally, under our current employee stock purchase plan, eligible employees are able to purchase Retek common stock at 85% of the lower of its fair market value at the beginning or end of each six-month purchase period. No compensation expense is recognized for the difference between the employees’ purchase price and the fair value of the stock. We have implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
      The table below illustrates the effect on net income (loss) and income (loss) per share if the fair value of options granted and purchases under our employee stock purchase plan had been recognized as compensation expense in accordance with provisions of SFAS No. 123 using the Black-Scholes option pricing model. See Note 11 for additional information regarding employee stock plans.

	2004	2003	2002

Net income (loss), as reported	$7,044	$(20,533)	$(123,583)
Add: Stock-based employee compensation expense included in reported net income (loss)	29	1,356	3,141
Deduct: Total stock-based compensation expense determined under fair value based method	(12,113)	(1,137)	(50,028)

Pro forma net (loss)	$(5,040)	$(20,314)	$(170,470)

Net income (loss) per common and common equivalent share:
Basic earnings (loss) per share:
As reported	$0.13	$(0.38)	$(2.35)
Pro forma	$(0.09)	$(0.38)	$(3.25)
Diluted earnings (loss) per share:
As reported	$0.12	$(0.38)	$(2.35)
Pro forma	$(0.09)	$(0.38)	$(3.25)

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)

	2004	2003	2002

Weighted average assumptions and results:
Option plans:
Dividend yield	—	—	—
Risk free interest rate	1.63%	1.64%	2.64%
Expected life	3.44 years	4.10 year	s 4.45 years
Expected volatility	114%	133%	165%
Estimated fair value of options granted per share	$5.02	$3.47	$19.19
Employee stock purchase plan:
Dividend yield	—	—	—
Risk free interest rate	1.16%	1.02%	1.72%
Expected life	6 months	6 months	6 months
Expected volatility	69%	71%	165%
Estimated fair value of purchase rights per share	$1.73	$1.63	$12.76
      Total pro forma stock-based compensation expense determined under the fair value based method is shown net of forfeitures of $4,499, $22,924 and $6,872 in 2004, 2003 and 2002, respectively.
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
      We recognize software license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed or determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence of fair value (“VSOE”) exists for the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. In arrangements where we do not have VSOE for all elements and we are not selling significant services, we follow the residual method. For a substantial portion of our software license products sold, we provide technical advisory services after the delivery of our products to help our customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period that the technical advisory services are performed using the percentage of completion method. These periods of technical advisory services generally range from 12 to 24 months, as determined by each customer’s objectives. For sales made through distributors, resellers and original equipment manufacturers we recognize revenue at the time these partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met. Maintenance revenue is deferred and recognized ratably over the maintenance period. Service revenue, including consulting and training services, is recognized as services are performed. Consulting services are customarily billed at a fixed daily rate plus out-of-pocket expenses.
      Our revenue from contract development services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion, which requires management estimates and judgments. Amounts received under

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year of receipt. Contract losses are recorded as a charge to income in the period such losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.
      Deferred revenue consists primarily of deferred license and maintenance revenues.
Income Taxes
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is generally comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Foreign Currency Translation
      The consolidated financial statements of our international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from the consolidated results of operations and are recorded as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in other income in the consolidated statement of operations. Foreign currency gains were $693, $558 and $169 for the years ending December 31, 2004, 2003 and 2002 respectively.
Diversification of Credit Risk
      Our financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high credit quality financial institutions to limit the amount of credit exposure. Our cash and cash equivalent balances at December 31, 2004, were deposited with five financial institutions. Cash and cash equivalents of $41.5 million exceed the insurance limitation of the United States Federal Deposit Insurance Corporation. Our software license and installation agreements and commercial development contracts are primarily with large customers in the retail industries. We also maintain allowances for potential credit losses.
Disclosures about Fair Value of Financial Instruments
      The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.
Comprehensive Income (Loss)
      We report comprehensive income (loss) and its components, including foreign currency items and unrealized gains (losses) on available for sale investments, in addition to net income (loss) in our consolidated financial statements. Comprehensive income (loss) is defined as “the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.” It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
New Accounting Pronouncements
      Share Based Payments. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment”: an amendment of FASB Statements No. 123 and 95, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the interpretation are effective for financial statements issued for periods that begin after June 15, 2005, which will be our third quarter beginning July 1, 2005. We will use the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of the date SFAS 123R is adopted would be based on the grant date, fair value and attributes originally used to value those awards.
      We expect the adoption of this standard will reduce 2005 net income by approximately $2.2 million. This estimate is based on the number of options currently outstanding and exercisable and could change based on the number of options granted or forfeited in 2005.
      American Jobs Creation Act. In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions several of which are pertinent to the Company.
      The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into its foreign operations and the Company currently still plans to continue to reinvest its foreign earnings permanently into its foreign operations. Should the Company determine that it plans to repatriate any of its foreign earnings, the Company will consider the tax effects at that time.
      The AJCA eliminates the extraterritorial income exclusion for transactions occurring after December 31, 2004. However, the AJCA provides transitional relief, allowing an exclusion of 80% (of the exclusion previously allowable) for transactions occurring in calendar 2005 and 60% for transactions occurring in calendar 2006.
      The AJCA also provides U.S. corporations with an income tax deduction equal to a stipulated percentage of qualified income from domestic production activities (“qualified activities”). The deduction, which cannot exceed 50% of annual wages paid, is phased in as follows: 3% of qualified activities of the Company’s fiscal years 2006 and 2007, 6% in fiscal years 2008 through 2010, and 9% in fiscal year 2011 and thereafter. The Company believes that it qualifies for the deduction. In November 2004, the FASB issued a staff position (FAS 109-a) indicating that the domestic manufacturing deduction should be accounted for as a special deduction. As such, the tax benefit of the deduction will be accounted for in the periods in which the qualifying activities occur, in other words, the years in which the deductions are taken on the Company’s tax returns. This benefit will be included in the Company’s annual effective tax rate, but will not result in a re-measurement of deferred income taxes.
      The AJCA may have an impact on the Company’s tax rate for 2005 and future years. However, at the present time management has not determined the impact of the AJCA on its 2005 effective income tax rate.
Net Income (Loss) Per Share
      Basic net income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method. The dilutive effect of these additional shares was to increase the weighted average shares outstanding by 1,624,430 for the year ended December 31, 2004.
      For the year ended December 31, 2004, the calculation of diluted earnings per share excludes the impact of the potential exercise of 5,941,233 stock options and a warrant to purchase 750,000 shares of our common stock because the effect would be antidilutive. For the years ended December 31, 2003 and 2002, the calculation of diluted loss per share excludes the impact of the potential exercise of 11,650,224 and 9,821,289 stock options, respectively, as well as a warrant outstanding as of December 31, 2003 and 2002 to purchase 750,000 shares of our common stock because the effect would be antidilutive. The warrant for 750,000 shares was cancelled in January 2005.
Reclassifications and financial statement presentation:
      The Company has revised the presentation of “purchases of investments” and “sales of investments” included in the 2003 and 2002 Consolidated Statements of Cash Flows, to exclude the purchases and sales of certain cash equivalents. These revisions had no effect on net cash used in investing activities and had no effect on the Company’ financial position, results of operations or cash flows.
Note 2 — Composition of Certain Financial Statement Captions

	December 31,

	2004	2003

Accounts receivable, net:
Billed	$30,031	$31,936
Unbilled	1,204	5,304

	31,235	37,240
Less allowance for doubtful accounts	(1,543)	(3,541)

	$29,692	$33,699

      Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be collected within one year.
      The following is a rollforward of the activity within the allowance for doubtful accounts:

	December 31,

	2004	2003	2002

Balance at beginning of period	$3,541	$5,675	$5,124
Provisions	(100)	1,600	2,500
Write-offs	(1,898)	(3,734)	(1,949)

Balance at end of period	$1,543	$3,541	$5,675

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)

	December 31,

	2004	2003

Other current assets:
Other receivables	$601	$572
Prepaid expenses	6,528	5,255

	$7,129	$5,827

Property and equipment, net:
Computer equipment	19,123	24,363
Furniture and fixtures	11,346	11,377
Leasehold improvements	3,954	3,920

	34,423	39,660
Less accumulated depreciation and amortization	(25,491)	(27,433)

	$8,932	$12,227

      Intangible assets were comprised of the following at December 31:

	2004			2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased software	$26,836	$(21,691)	$5,145	$22,175	$(18,782)	$3,393
Intellectual property	25,698	(21,043)	4,655	30,198	(15,621)	14,577
Other	4,175	(3,792)	383	3,775	(3,537)	238

Intangible assets	$56,709	$(46,526)	$10,183	$56,148	$(37,940)	$18,208

      Total amortization of intangibles was $8,585, $10,079 and $14,308 in 2004, 2003 and 2002, respectively. Based on the intangibles in service as of December 31, 2004, estimated amortization expense for each of the next three years ending December 31 is as follows:

2005	$5,651
2006	3,056
2007	1,476

$10,183

      During 2004, pursuant to an agreement to return certain previously purchased intellectual property, the carrying value of intellectual property was reduced by $4.5 million (See Note 6).
      The following intangible assets were acquired during the years indicated:

	2004		2002

		Weighted-		Weighted-
		Average		Average
		Amortization		Amortization
	Amount	Period	Amount	Period

Purchased software	$4,761	3 years	$8,863	3 years
Customer list	300	3 years	—	—

Intangible assets	$5,061	3 years	$8,863	3 years

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
      The Company did not acquire any intangible assets in 2003.

	December 31,

	2004	2003

Accrued liabilities:
Payroll and related benefits	$4,717	$7,696
Other	1,003	2,714

	$5,720	$10,410

Deferred revenue:
Maintenance	$21,018	$23,054
License	20,215	21,872
Service	930	3,691

	$42,163	$48,617

Accumulated other comprehensive income
Foreign currency translation	$3,772	$2,294
Unrealized gain (loss) on marketable securities	(191)	16

	$3,581	$2,310

Note 3 — Commitments
      We rent office space and certain office equipment under operating leases. At December 31, 2004, we were obligated through 2015 under non-cancelable operating leases for our facilities and certain equipment as follows:

Future Minimum
Lease Payments

2005	$6,297
2006	5,698
2007	5,742
2008	5,741
2009	5,741
Thereafter	26,869
      Rent expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was approximately $7,259, $7,790, and $9,109, respectively, net of sublease income of $377, $305, and $1,313 for the corresponding periods, respectively.
      In connection with our restructuring plan (See Note 7) we abandoned certain of these leased properties, including a portion of our current corporate headquarters and currently have subleases for this space. However, we remain obligated for all of these rental obligations in the event that the subtenants do not meet their obligations to us. The total of minimum rentals to be received in the future under noncancelable subleases as of December 31, 2004 was $5,254.
      We have licensing arrangements with third party software providers under which we pay a royalty when third party software is delivered to an end user. Each license arrangement contains no minimum royalty payments and has a one-year term, which renews automatically unless terminated by either party. Royalty expense, included in cost of license revenues under these licensing arrangements for the years ended December 31, 2004, 2003 and 2002, was approximately $2,607, $3,129 and $3,188, respectively.

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
      The Company has a commitment to purchase at least $1 million of services from Accenture during 2005 (See Note 6).
      The Company includes an indemnification in its software licensing agreements that indemnifies the licensee against liability and damages arising from any third party claims of patent, copyright or trade secret infringement by the Company’s software.
Note 4 — Acquisitions
      On November 12, 2004, we acquired certain assets and related liabilities of Syncra Systems, Inc. (“Syncra”) for $4,877 including direct acquisition costs, payable in cash. Syncra was a provider of Collaborative Planning, Forecasting and Replenishment (CPFR) technology, which allows retailers to work with their suppliers on promotion planning, consumer demand forecasting and inventory management decisions. We acquired the Syncra assets in order to expand our Supply Chain Management offerings, as well as to be a major contributor in the move to mainstream adoption of CPFR technology. The results of operations of Syncra and the estimated fair value of the assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from November 12, 2004.
      This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on our estimates of fair values at the effective dates of the acquisition. We engaged an independent valuation firm to assist in the determination of fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The application of the purchase method of accounting for the acquisition resulted in identified intangible assets of $5,061, of which $300 was allocated to customer lists and $4,761 to computer software. These intangible assets have an estimated useful life of 3 years.

Current assets	$133
Computer equipment and related software	75
Identified intangible assets, subject to amortization	5,061
Deferred revenue	(242)
Accounts payable	(150)

Total acquisition cost	4,877
Accruals for final purchase price payment due on acquisition	(225)
Accruals for direct costs related to the acquisition	(180)

Total cash paid	$4,472

      The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of Syncra had taken place at the beginning of each year presented.

	Year Ended December 31,

	2004	2003

Total revenue	$176,064	$171,820
Net income (loss)	1,009	(28,794)
Basic and diluted income (loss) per Share	$0.02	$(0.54)
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

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
      On March 31, 2002, we acquired substantially all of the technology of Chelsea Market Systems, LLC (“Chelsea”) and assumed certain liabilities. The entire $8.9 million purchase price has been allocated to purchased software, an intangible asset. This purchased software is being amortized using the straight-line method over 3 years.
Note 5 — Minority Investments
Henderson Ventures, Inc.
      In April 2001, we signed a stock purchase agreement, a warrant agreement and a software development and distribution agreement with Henderson Ventures, Inc. (“Henderson”). In connection with these agreements, we issued a warrant to purchase 750,000 shares of our common stock, which were reserved for issuance, in exchange for an ownership interest of approximately 7.7% of the outstanding common stock of Henderson and a distribution agreement to resell the developed software. Under the software development and distribution agreement, we are required to pay royalties to Henderson for any software sold by us that we developed in conjunction with Henderson. The fair value of the warrant of $12.1 million at that time was calculated using the Black-Scholes valuation model and $0.4 million was considered to be the value of the Henderson common stock. The warrant issued to Henderson is fully vested with a term of five years and is exercisable at $18.625 per share. The Black-Scholes valuation model was applied using the following assumptions: dividend yield of 0%, risk-free interest rate of 5.83%, contractual life of five years and a volatility of 137.27%. On January 15, 2005 we returned the common stock of Henderson in exchange for the warrants, effectively canceling the warrants.
      Because our relationship with Henderson had not generated software sales for us to-date, the increasing uncertainty about retailers’ future capital investments and other factors, we determined that an evaluation of the recoverability of the intangible asset related to Henderson was appropriate during the third quarter of 2002. As a result, we determined that no significant future cash flows are probable from our relationship with Henderson and the net book value of the intangible asset related to the software development and distribution agreement of $8.7 million was impaired and was written off during the third quarter of 2002. In addition, we concluded that our cost method investment in Henderson of $0.4 million was impaired and was written off in 2002 and was reflected as a component of general and administrative expense. The write-off of $8.7 million was a non-cash expense and is reflected in the statement of operations as Impairment of intangible assets.
Note 6 — Strategic Alliance with Accenture
      On May 16, 2001, we established a strategic relationship with Accenture LLP (“Accenture”) pursuant to which Accenture became a development partner for our predictive applications. In connection with entering into this relationship, we issued 976,000 shares of our common stock valued at $30.2 million to Proquire LLC (“Proquire”), an affiliate of Accenture, in exchange for the license from Proquire of certain intellectual property to enable us to enhance our suite of retail-specific software. Our common stock that was issued to Accenture was valued at the average closing price of our common stock for the two days before, the day of, and the two days following the announcement of the Accenture arrangement, or $33.69 per share. The value of our common shares issued for the specific intellectual property of Accenture is included as a component of intangible assets and is being amortized using the straight-line method over the five-year life of the agreement.
      The agreement also requires us to issue to Accenture warrants to purchase our common stock upon our achievement of certain revenue milestones in fiscal years 2002, 2003, 2004, and 2005. The maximum number of warrants to be issued in each fiscal year is limited to 2% of the number of shares of our common stock then outstanding. For any amounts earned by Accenture in excess of 2% of our common

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
stock then outstanding, we may elect to pay in cash, rather than issue additional warrants. The revenue targets for the three years ended December 31, 2004 were not met by Accenture; therefore, no warrants were issued to Accenture under this agreement.
      On February 6, 2003, we entered into several additional long-term agreements with Accenture. Under these agreements Accenture agreed to provide us with a portion of our required development resources to make custom modifications of our software and to develop software that is funded by customers. Additionally, Accenture hired the employees in our training, translation and documentation departments and agreed to provide resources to us in these areas as an outsourcing partner. In order to obtain competitive rates, we have agreed to utilize a certain minimum number of annual development days of Accenture resources. Our minimum payments to Accenture under these agreements in 2005 are $1.0 million. We entered into these agreements to manage the variability in the demand for services and to enhance our ability to provide solutions to customers at competitive rates.
      In September 2004, Accenture agreed to the return of rights to certain intellectual property that we had purchased from them in 2001. As consideration for this, we received $2.0 million in cash and service credits of $2.5 million that was applied against service invoices in the fourth quarter of 2004. The agreement resulted in a $4.5 million reduction in the carrying value of our intangible assets (See Note 2).
Note 7 — Restructuring and other
      In the fourth quarter of 2002, we began implementation of a restructuring plan intended to bring our operating expenses in line with expected revenues due to concerns with a weakening global economy and decreasing capital expenditures by retailers. Actions taken included a reduction of our workforce and a reduction in the amount of leased space.
      The restructuring plan included workforce reductions of 265 employees across most business functions and geographic regions and all employees were notified in 2002 of benefits to be received. We recorded a charge for severance and related benefits of $2.6 million in the fourth quarter of 2002. We recorded an additional charge of $0.3 million in 2003 to reflect adjustments to final severance benefits paid. As of December 31, 2003, all payments had been made to the terminated individuals.
      We also recorded a net loss on lease abandonment of $17.0 million in the fourth quarter of 2002 consisting of the payments to be made for the remaining lease term of the abandoned space aggregating $31.1 million, net of estimated sublease income of $14.1 million. We recorded a $0.1 million and a $0.6 million reduction to the estimated lease abandonment charges in the third quarter of 2003 and the fourth quarter of 2004, respectively. In the fourth quarter of 2004 we reached an agreement to terminate a lease as of January 1, 2005 for a total of $1.4 million payable in two equal installments in January and April of 2005. All space abandoned at our corporate headquarters has been leased for the balance of the lease term which expires March 31, 2014. However, one tenant has the right to terminate the sublease in 2009. Management has made its best estimates of expected sublease income over the remaining term of the abandoned leases. The estimated sublease income amount requires judgment and includes assumptions regarding the periods of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, we will review these estimates each quarter and make adjustments, as necessary, to reflect management’s best estimates. As of December 31, 2004, the remaining accrual for lease obligations is $11.1 million net of estimated sublease income of $6.0 million.

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
      The following table sets forth a summary of the restructuring charges, adjustments to the provision, payment made against those charges and the remaining liabilities as of December 31, 2004.

	Lease obligations	Severance and
	and terminations	related benefits	Total

Restructuring charges	$17,019	$2,623	$19,642
Cash usage	—	(940)	(940)

Balance as of December 31, 2002	17,019	1,683	18,702
Adjustments to provision	(113)	281	168
Cash usage	(2,432)	(1,964)	(4,396)

Balance as of December 31,2003	14,474	—	14,474
Adjustments to provision	(570)		(570)
Cash usage	(2,777)		(2,777)

Balance as of December 31, 2004	$11,127	—	$11,127
      Related to the lease abandonment charge, we recorded $1.9 million of accelerated depreciation on equipment and leasehold improvements to be abandoned in 2003, which is recorded as general and administrative expense.
Note 8 — Line of Credit
      We have a line of credit agreement with a financial institution to provide a line of credit of $15.0 million expiring June 1, 2005. The line of credit bears interest on borrowings at a rate equal to the prime rate in effect from time to time or at a fixed rate per annum calculated as LIBOR plus 2%. As of December 31, 2004, the amount available under the line of credit was $10.7 million. As of December 31, 2004 we had no balances outstanding under the line of credit, which is collateralized by funds on account at the financial institution. The agreement contains financial covenants. These covenants, among other things, impose certain limitations on additional lease and capital expenditures and the payment of dividends without the bank’s prior written consent.
      As of December 31, 2004 and 2003, we had standby letters of credit totaling $4.3 and $10.9 million, respectively, and there were no balances drawn against those letters of credit.
Note 9 — Income Taxes
      Income (loss) before income tax provision (benefit) was taxed under the following jurisdictions:

	Year Ended December 31,

	2004	2003	2002

Domestic	$7,312	$(21,706)	$(45,453)
Foreign	1,061	2,944	825

	$8,373	$(18,762)	$(44,628)

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
      The income tax expense (benefit) is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$—	$—	$—
State	64	(180)	—
Foreign	1,265	1,951	1,026
Deferred:
Federal	—	—	66,933
State	—	—	10,996
Foreign	—	—	—

	$1,329	$1,771	$78,955

      Deferred tax assets are summarized as follows:

	December 31,

	2004	2003

Net operating loss carryforwards	$74,064	$70,585
Taxable pooling-of-interests basis difference	8,724	9,971
Tax credit carryforwards	14,333	7,981
Allowance for doubtful accounts	747	1,198
Depreciation	1,199	(526)
Intangible assets	3,358	4,112
Deferred revenue	5,520	6,679
Accrued restructuring	4,494	5,787
Accrued liabilities and other	1,722	995

Total deferred tax assets	114,161	106,782
Valuation allowance	(114,161)	(106,782)

Net deferred tax asset	$—	$—

      Significant management judgment is required in determining whether any valuation allowance should be recorded against our net deferred tax asset. During the three months ended September 30, 2002, we determined that it was appropriate to record a full valuation allowance for our U. S. deferred tax assets. We believe a full deferred tax valuation allowance remains appropriate in light of our cumulative losses in recent years and our expectation that future taxable income likely will be insufficient to realize the deferred tax asset. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income to the extent that such future income is generated.

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
      A reconciliation of the income tax benefit to the amount computed by applying the statutory federal income tax rate of 35% to income before income tax benefit is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

Amounts computed at statutory federal rate	$2,930	$(6,567)	(15,620)
State income taxes, net of federal benefit	507	(1,248)	(2,526)
Tax credit carryforwards generated	(1,146)	(1,937)	(2,686)
Foreign income taxes	893	1,951	1,026
Stock based compensation	10	171	1,423
Extraterritorial income (ETI)	(656)	(651)	(293)
Stock option exercises	(916)	(554)	(721)
Other, net	(706)	(883)	3,059
Valuation allowance	413	11,489	95,293

Income tax provision (benefit)	$1,329	$1,771	$78,955

      At December 31, 2004, we had federal and state net operating loss carryforwards for tax purposes, available to offset future income, of approximately $182,000. Substantially all carryforwards begin to expire in 2019.
      Our research and development credit carryforward and valuation allowance at December 31, 2004 includes $7,000 which did not effect our 2004 effective tax rate. Included in the net operating loss and the valuation allowance are $47,000 of tax basis deductions that will be included in stockholders’ equity rather than income if the related valuation reserve is reversed.
      We also had approximately $11,434 of federal research and development credit carryforwards expiring at various dates through 2024, $2,653 of state research and development credit carryforwards expiring at various dates through 2019, and $1,175 of foreign tax credit carryforwards, which expire at various dates through 2014.
      The utilization of net operating loss carryforwards may be subject to limitations due to future or past changes in ownership pursuant to the requirements of Section 382 of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.
      It is our intention to permanently reinvest unremitted foreign earnings.

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
Note 10 — Segment Information and Major Customers
      We operate in one reportable segment. Our operations are primarily conducted in the United States, our country of domicile. Geographic data, determined by the locations of our customers, for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year Ended December 31,

	2004	2003	2002

Revenue by geographic area:
United States	$110,362	$101,708	$117,153
United Kingdom	29,340	27,175	45,614
Other	34,533	39,446	29,065

Total revenue	$174,235	$168,329	$191,832

      The following is long-lived asset information by geographic area:

	December 31,

	2004	2003	2002

Long-lived assets by geographic area:
United States	$32,119	$43,378	$60,400
Foreign	813	874	1,217

Total long-lived assets	$32,932	$44,252	$61,617

      Our foreign sales represent revenues from export sales, which are sales from the United States to foreign countries, and international operations, which are sales by our foreign operations. Export sales were $45,872, $44,754 and $60,947 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Accounts receivable from significant customers that represented 10% or more of accounts receivable at December 31 of each period are summarized as follows:

	?December 31,

	2004	2003	2002

Accounts Receivable:
Customer A	19%	29%	—
Customer B	11%	—	—
Customer C	—	—	15%
      Revenues from significant customers, those representing 10% or more of total revenue for the respective periods, are summarized as follows:

	Year Ending
	December 31,

	2004	2003	2002

Revenue:
Customer A	13%	—	—
Customer B	—	14%	12%
Customer C	—	—	10%

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
Note 11 — Employee Benefit Plans
Retek Inc. Sponsored Plans
      During 1999, we adopted the 1999 Equity Incentive Plan (the “Incentive Plan”), the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), the 1999 Director Stock Option Plan (the “Directors Plan”) and the Employee Stock Option Exchange Program (the “Exchange Program”). During 2000, we adopted the HighTouch Technologies, Inc. 1999 Stock Option Plan.
      The Incentive Plan provides for the Compensation Committee of the Board of Directors to award up to 16,926,416 shares of our common stock in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock or stock bonuses. The Incentive Plan also provides for an annual increase in shares reserved under the plan on January 1 of each year. Nonqualified stock options may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award or 110% of fair market value of the stock at the date of the awards to more than 10% stockholders. Options and stock appreciation rights granted under the Incentive Plan may have a term of up to 10 years. The Compensation Committee of the Board of Directors has the discretion to award restricted stock and stock bonuses, as they deem appropriate. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2004, 5,048,293 options were exercisable.
      In 2004, the Compensation Committee of the Board of Directors authorized the acceleration of vesting for 286,073 unvested options with exercise prices in excess of $11.80 per share. The acceleration of vesting of these options did not result in a charge to operations based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, we recognized approximately $1.6 million of stock-based compensation in 2004 for all options whose vesting was accelerated. We took this action because it will produce a more favorable impact on our results of operations in light of the effective date of FAS 123R, which will required that we begin expensing the fair value of all unvested employee options beginning in the third quarter of 2005.
      The Purchase Plan provides for the issuance of a maximum of 3,565,459 shares of our common stock as of December 31, 2004. The Purchase Plan also provides for an annual increase in shares reserved under the plan on January 1 of each year. Each purchase period, eligible employees may designate between 2% and 15% of their cash compensation, subject to certain limitations, to be deducted from their pay for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share, as defined by the Purchase Plan, on the first day of the two-year offering period and the date of purchase. Employee contributions to the plan were $1,887 during the year ended December 31, 2004.
      The HighTouch Technologies, Inc. 1999 Stock Option Plan provides for the Compensation Committee of the Board of Directors to award up to 2,000,000 shares of our common stock in the form of nonqualified stock options. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2004, 874,948 options were exercisable.
      The Directors Plan provides for the issuance of up to 400,000 nonqualified stock options to our outside directors. Under the provisions of the Directors Plan, options to purchase 25,000 shares of our common stock will be granted to outside directors upon their becoming a member of the Board of Directors and 7,500 additional options will be granted on each anniversary of the initial grant, so long as

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
they remain on the Board of Directors. Options under the Directors Plan will be granted at the fair value of the stock at the grant date and vest entirely one year from the date of grant. At December 31, 2004, 242,500 shares were exercisable.
      In 1999, we granted stock options to our employees and directors, under the Equity Incentive Plan and the Directors Plan, to purchase approximately 7,362,000 shares of our common stock. Of the approximately 7,262,000 options granted to employees, 6,239,000 were granted in connection with the exchange of HNC stock options by our employees. These options were granted at an exercise price of $10 per share. The difference between the option price and fair value at the date of the grant has been recorded as additional paid-in capital with an offsetting debit within stockholders equity to deferred stock-based compensation. Due to the terms of the vesting, compensation will be accelerated in the early years and resulted in compensation charges of $29, $1,356 and $3,141 in the years ending December 31, 2004, 2003 and 2002, respectively.
      Transactions relating to our employees and directors under our Stock Option Plans during the years ended December 31, 2004, 2003 and 2002, respectively, are summarized as follows (shares in thousands):

	December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	11,650	$10.84	9,821	$18.44	8,845	$17.27
Options granted at market value	1,651	7.13	6,758	4.33	2,751	21.01
Options exercised	(794)	4.48	(203)	5.39	(772)	11.44
Options canceled	(2,681)	13.30	(4,726)	17.56	(1,003)	20.60

Outstanding at end of year	9,826	10.06	11,650	10.84	9,821	18.44

Options exercisable at end of year	6,166	12.55	5,279	14.78	4,116	16.68
Weighted average fair value of options granted during the year	$5.02		$3.47		$19.19

	Options Outstanding
				Options Exercisable
		Weighted
		Average		Number
	Number	Remaining	Weighted	Outstanding at	Weighted
Range of	Outstanding at	Contractual	Average	December 31,	Average
Exercise Prices	December 31, 2004	Life (in years)	Exercise Price	2004	Exercise Price

$1.62 to 3.49	2,297	8.16	$3.46	862	$3.46
3.50 to 5.49	1,380	3.61	4.60	667	4.65
5.55 to 8.50	1,475	7.67	6.67	619	6.32
8.68 to 10.00	2,644	5.77	9.91	2,091	9.99
10.01 to 23.23	1,055	6.41	17.29	994	17.45
23.45 to 72.69	975	6.69	31.06	933	31.21

	9,826	6.47	10.06	6,166	12.55

Note 12 — Preferred Stock
      We have authorized 5,000,000 shares of $0.01 par value preferred stock. The specific terms of any preferred stock will be determined by our board of directors prior to issuance.

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
Note 13 — Contingencies
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
      On June 30, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a tentative settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of certain claims that we might have against our underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on our behalf and on behalf of the Individual Defendants. The settling parties presented the proposed Settlement to the Court on June 15, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to the Settlement’s terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement by the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. A final hearing on the approval of the settlement is scheduled for mid March 2005.
      In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“Focus Cases”). Retek is not a Focus Case. On October 13, 2004, the Court

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
certified classes in each of the six Focus Cases. The underwriter defendants have sought review of the Court’s decision. The Company, along with the other non-Focus Case issuer defendants, has not participated in the class certification phase. There can be no assurance that the Court will grant final approval of the proposed Settlement.
      We believe that the Company and the Individual Defendants have meritorious defenses to the claims made in the complaint and, if the Settlement is not approved by the Court, we intend to contest the lawsuit vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations. Although there can be no assurance, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations, or cash flows.
Federal Litigation in the U.S. District Court for the District of Minnesota
      Between October 30, 2002 and December 12, 2002, Retek was named in six substantially similar federal securities class action complaints filed in the United States District Court for the District of Minnesota.
      Thereafter, the plaintiffs voluntarily dismissed one of the complaints without prejudice, and the Court consolidated the other five actions into a single proceeding before Judge John R. Tunheim. The consolidated action is styled In re Retek Inc. Securities Litigation, Case No. CV 02-4209 JRT/ SRN. On February 20, 2003, the Court appointed as co-lead plaintiff in the consolidated proceedings: (1) the Louisiana Municipal Police Employees’ Retirement System (“LMPERS”); and (2) Mr. Steven B. Paradis. The appointed lead plaintiffs served a consolidated complaint on or about April 15, 2003. On May 30, 2003, Retek and the individual defendants served a motion to dismiss the consolidated complaint. The Court heard oral argument on this motion on January 27, 2004. On March 30, 2004, the Court granted defendants’ motion to dismiss the consolidated complaint, with leave to file an amended consolidated complaint. Thereafter, plaintiffs filed an amended consolidated complaint and defendants filed a motion to dismiss the amended consolidated complaint. On September 28, 2004, the Court heard oral arguments on the motion to dismiss. On March 7, 2005, the Court issued an order granting in part and denying in part defendants’ motion to dismiss the amended consolidated complaint. As a result of the Court’s Order, co-lead plaintiffs may pursue some of their allegations, while others have been dismissed.
      We believe that the Company and the Individual Defendants have meritorious defenses to the remaining claims made in the complaint and we intend to contest the lawsuit vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.
State Derivative Litigation in the State of Minnesota, District Court, Hennepin County
      In addition to the above federal litigation, On December 20, 2002, Retek was served as nominal defendant with two similar state derivative complaints filed in the Minnesota District Court for the County of Hennepin. These derivative actions are: Gregory Steffen, Derivatively on Behalf of Retek Inc. v. John Buchanan, et al. (Minn. Fourth Dist. Ct., Dec. 2002) and Barbara McGraw, Derivatively on Behalf of Retek Inc. v. John Buchanan, et al. (Minn. Fourth Dist. Ct. Dec. 2002). On March 18, 2003, the Hennepin County District Court consolidated the derivative actions into a single proceeding under case number 02-21394 before Judge Steven Z. Lange. On December 1, 2003, the derivative proceedings were transferred to the docket of Judge Isabel Gomez. To date, the derivative plaintiffs have not yet filed a consolidated complaint, and the derivative plaintiffs have consented to the placing of the consolidated lawsuit on the Court’s formal “inactive” docket. The case remains on the Court’s “inactive” docket as of

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
March 8, 2005. Although there can be no assurance, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations, or cash flows.
Litigation Relating to Proposed Transaction With SAP America, Inc.
      On or about March 1, 2005, a stockholder initiated a purported class action lawsuit against our directors in state court in Hennepin County, Minnesota, titled Braverman v. Leestma et al. The action is brought by an individual stockholder named Ira Braverman purportedly on behalf of all of our stockholders. We are not named as a defendant in this action. The complaint alleges that the defendants breached their fiduciary duties to our stockholders in connection with the negotiation and approval of the merger agreement we entered into with SAP America, Inc. The plaintiff seeks, among other relief, an injunction preventing the consummation of the merger, rescission of the merger to the extent already implemented, and an award of attorneys’ fees. The plaintiff in this matter is not at this time seeking money damages.
      On or about March 2, 2005, a second purported class action was initiated against our company and our directors also in state court in Hennepin County, Minnesota, entitled Blakstad v. Retek, Inc. et al. The action is brought by an individual stockholder named Don Blakstad purportedly on behalf of our stockholders. The complaint alleges that the defendants breached their fiduciary duties to our stockholders in connection with the negotiation and approval of the merger agreement with SAP America, Inc. The plaintiff seeks among other relief, an injunction preventing the consummation of the merger, rescission of the merger to the extent already implemented, and an award of attorneys’ fees. The plaintiff in this matter is not at this time seeking money damages. Although there can be no assurance, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations, or cash flows.
Legal Proceedings that Arise in the Ordinary Course of Business
      In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters will not have a material impact on our financial position, results of operations or cash flows.
Note 14 — Retirement Savings Plans
      Employees in the United States, Australia and the United Kingdom are eligible to participate in retirement savings plans. In the United States, we match employee contributions up to 40% of the first 6% of eligible pay. Prior to 2004, we matched 40% up to the first 6% of eligible pay or 50% of the first sixteen hundred dollars, whichever was greater. Employer contributions vest 50% after one year and 100% after 2 years from date of hire. Company matching contributions were $720, $810 and $922 for the years ended December 31, 2004, 2003 and 2002, respectively. Retirement savings plans also exist in Australia and the United Kingdom, which are aligned with local custom and practice. We contributed $491, $432, and $439 to our non-U.S. retirements savings plans for the years ended December 31, 2004, 2003 and 2002, respectively.

Retek Inc.
Notes to Consolidated Financial Statements — (Continued)
(unless otherwise noted, in thousands, except for share and per share amounts)
Note 15 — Selected Quarterly Financial Data (Unaudited)

2004	Mar 31	June 30	Sep 30	Dec 31	Total

Revenues	$47,627	$45,522	$41,331	$39,755	$174,235
Gross profit	22,614	23,238	21,587	22,254	89,693
Net income	357	914	2,258	3,515	7,044
Basic income per share	$0.01	$0.02	$0.04	$0.06	$0.13
Diluted income per share	$0.01	$0.02	$0.04	$0.06	$0.12

2003	Mar 31	June 30	Sep 30	Dec 31	Total

Revenues	$37,558	$42,894	$43,797	$44,080	$168,329
Gross profit	17,084	19,687	21,408	21,478	79,657
Net loss	(9,380)	(6,123)	(2,741)	(2,289)	(20,533)
Basic and diluted loss per share	$(0.18)	$(0.11)	$(0.05)	$(0.04)	$(0.38)
      The summation of quarterly net loss per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.
Note 16 — Subsequent Events
      On February 28, 2005, we entered into an Agreement and Plan of Merger with SAP America, Inc., and a wholly owned subsidiary of SAP America, providing for the merger of that subsidiary with and into our company. Following consummation of the merger, we would be a wholly owned subsidiary of SAP America. Under the terms of the merger agreement, SAP America has agreed to make a cash tender offer for all outstanding shares of our common stock at $8.50 per share. As soon as practicable following the completion of the offer, SAP America has agreed to effect the merger described above. Upon the consummation of the merger, each share of our common stock not purchased in the offer would be converted into the right to receive $8.50 per share in cash. On March 8, 2005, Oracle Corporation announced a competing offer on substantially similar terms at $9.00 per share.

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title (Capacity)

/s/ Martin J. Leestma Martin J. Leestma	President and Chief Executive Officer, Director (PRINCIPAL EXECUTIVE OFFICER)

/s/ Gregory A. Effertz Gregory A. Effertz	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer and Secretary (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

/s/ John Buchanan John Buchanan	Chairman of the Board of Directors

/s/ N. Ross Buckenham N. Ross Buckenham	Director

/s/ Ward Carey Ward Carey	Director

/s/ Chris Sang Chris Sang	Director

/s/ Glen A. Terbeek Glen A. Terbeek	Director

Signature	Title (Capacity)

/s/ Stephen E. Watson Stephen E. Watson	Director

/s/ William J. Walsh William J. Walsh	Director

EXHIBIT TABLE:
INDEX TO EXHIBITS

Exhibit
Number		Exhibit Description

2.1		Agreement and Plan of Merger and Reorganization between Retek Logistics, Inc. and Registrant(2)
2.2		Separation Agreement(1)
2.3		Technology License Agreement(1)
2.4		Tax Sharing Agreement(1)
2.5		Services Agreement(1)
2.6		Corporate Rights Agreement(1)
2.7		Stock Contribution Agreement(1)
3.1		Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2		Bylaws of the Registrant(1)
10	.5*	Retek 1999 Equity Incentive Plan(2)
10	.6*	Retek 1999 Employee Stock Purchase Plan(2)
10	.7*	Retek 1999 Director Stock Option Plan(2)
10.9		Lease Agreement between Ryan 900, LLC and Retek Inc.(3)
10.10		First Amendment to Lease Agreement between Ryan 900, LLC and Retek Inc.(3)
10	.13*	Change in control agreement by and between the Registrant and Gregory A. Effertz(4)
10	.15*	Change in control plan by and between the Registrant and John Goedert and James B. Murdy(4)
10	.16*	Employment agreement of John Buchanan dated as of August 4, 2001(6)
10	.17*	Change in control plan by and between the Registrant and Duncan B. Angove(5)
10	.18*	Change in control plan by and between the Registrant and John Gray(6)
10	.19*	Offer letter by and between the Registrant and John Gray(6)
10	.21*	Offer letter by and between the Registrant and Martin J. Leestma(7)
10	.22*	Amendment No. 1 to Employment agreement by and between the Registrant and John Buchanan(8)
10	.23*	Change in control agreement by and between the Registrant and Martin J. Leestma(9)
10	.24*	Change in control agreement by and between the Registrant and Thomas F. Carretta(9)
10	.25*	Change in control plan by and between the Registrant and Jerome Dolinsky(9)
10	.26*	Form of stock option agreement (executives) under the Retek Inc. 1999 Equity Incentive Plan
10	.27*	Form of stock option agreement (directors — initial grant) under the Retek Inc. 1999 Equity Incentive Plan
10	.28*	Form of stock option agreement (directors — succeeding grant) under the Retek Inc. 1999 Equity Incentive Plan
21.1		Schedule of Subsidiaries(6)
23.1		Consent of PricewaterhouseCoopers LLP
24.1		Powers of Attorney (contained on signature page)
31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO
32		Section 1350 Certification of CEO and CFO